Form 10QSB
period 1995-12-30
EICO ELECTRONIC INSTRUMENT CO INC
filed 1996-02-12
CIK 31862

                 U.S. Securities and Exchange Commission
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)

        [x]    QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 30, 1995

        [ ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
               EXCHANGE ACT

               For the transition period from ________ to ________

                      Commission file number 0-122

                  Eico Electronic Instrument Co., Inc.
                 (Exact name of small business issuer as
                        specified in its charter)

            New York                            11-1524626
  (State or other jurisdiction       (IRS Employer Identification No.)
of incorporation or organization)

             233 Broadway, Suite 1085, New York, N.Y. 10279
                (Address of principal executive offices)

                             (212) 566-4995
                       (Issuer's telephone number)

          (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the
past 90 days.   Yes  X     No ....

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ....     No ....

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 31, 1996 Capital stock - $1 par value - 600,385 shares outstanding at January 31, 1996.

              EICO ELECTRONIC INSTRUMENT CO., INC.

                 QUARTERLY REPORT ON FORM 10-QSB
            FOR THE QUARTER ENDING DECEMBER 30, 1995

                          - I N D E X -

Part I - Financial Information:

   Item 1 - Financial Statements

   Balance sheet - December 30, 1995 (unaudited)

   Statement of operations - thirteen weeks ended
     December 30, 1995 and December 31, 1994
     (unaudited)

   Statement of cash flows - thirteen weeks ended
     December 30, 1995 and December 31, 1994
     (unaudited)

   Notes to Form 10-QSB (unaudited)

   Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations

   Signature Page

Item 1. Financial Statements

              EICO ELECTRONIC INSTRUMENT CO., INC.

                          BALANCE SHEET
                     AS AT DECEMBER 30, 1995
                           (UNAUDITED)

                           A S S E T S

Cash                                                   $  206,239
Mortgage receivable (less unrecognized
   gain on sale of property of $4,167,961)                  --
Prepaid expenses                                           18,656
Deferred income taxes                                     583,000
Investment in U.S. Treasury obligations
   (at amortized cost; approximate
   market $935,000)                                       930,000
Other assets                                               14,921
                                                       ----------
          T O T A L                                    $1,752,816
                                                       ==========

                      L I A B I L I T I E S

Accrued wages, taxes, and other expenses               $   49,509
Income taxes payable                                       60,652
Dividends payable                                         180,123
Escrow deposit payable (less cash in bank
   account of $20,497)                                      --
                                                       ----------
          Total liabilities                               290,284
                                                       ----------

             S T O C K H O L D E R S'   E Q U I T Y

Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                            608,293
Additional paid-in capital                                617,213
Retained earnings                                         257,007
                                                       ----------
          T o t a l                                     1,482,513

Less cost of 7,908 shares capital
   stock in treasury                                       19,981
                                                       ----------
         Total stockholders' equity                     1,462,532
                                                       ----------
          T O T A L                                    $1,752,816
                                                       ==========

           The attached notes are made a part hereof.

              EICO ELECTRONIC INSTRUMENT CO., INC.

                     STATEMENT OF OPERATIONS
                         (NOTES A AND B)
                           (UNAUDITED)

                                          Thirteen Weeks Ended
                                       --------------------------
                                       December 30,  December 31,
                                           1995          1994
                                       ------------  ------------
Income:
   Interest on mortgage                  $ 83,575
   Interest on investments                 14,538      $ 14,542
   Gain on the sale of property
     (less unrecognized gain of
     $99,723 in 1994)                      16,148
                                         --------      --------
            T o t a l                     114,261        14,542

General and corporate expenses             50,547        48,248
                                         --------      --------
Earnings (loss) before income taxes        63,714       (33,706)

Income tax provision (benefit)             28,000       (16,000)
                                         --------      --------
NET EARNINGS (LOSS)                      $ 35,714      $(17,706)
                                         ========      ========
   Net earnings (loss) per share           $ .06         $(.03)
                                           =====         =====
   Number of shares used in computing
     earnings (loss) per share            600,385       600,450
                                          =======       =======
   Dividends per share                     None          None
                                           ====          ====

           The attached notes are made a part hereof.

        Management's discussion and analysis of financial condition and results of operations is included in item 2.

              EICO ELECTRONIC INSTRUMENT CO., INC.

                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)

                                              Thirteen Weeks Ended
                                           --------------------------
                                           December 30,  December 31,
                                               1995          1994
                                           ------------  ------------
Cash flows from operating activities:
   Cash paid to suppliers and employees      $(41,894)     $(37,274)
   Interest received                           89,414         5,843
   Income taxes paid                          (19,829)      (53,020)
                                             --------      --------
           Net cash provided by (used in)
             operating activities              27,691       (84,451)
                                             --------      --------
Net cash provided by investing activities
   proceeds from sale of property -
     collection of mortgage interest
       through date of cost recovery
       and principal                           16,148        99,723
                                             --------
Cash flows (used in) financing activities -
   payment for treasury stock                     (50)
                                             --------      --------
NET INCREASE IN CASH                           43,789        15,272

Cash - beginning of period                    162,450       228,263
                                             --------      --------
CASH - END OF PERIOD                         $206,239      $243,535
                                             ========      ========

(Continued)

              EICO ELECTRONIC INSTRUMENT CO., INC.

                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                           - Sheet 2 -

                                              Thirteen Weeks Ended
                                           --------------------------
                                           December 30,  December 31,
                                               1995          1994
                                           ------------  ------------
Reconciliation of net earnings (loss)
to net cash provided by (used in)
operating activities:
   Net earnings (loss)                       $ 35,714      $(17,706)

   Adjustments to reconcile net earnings
   (loss) to net cash provided by
   (used in) operating activities:
     Gain on sale of property                 (16,148)
     Deferred income taxes                      2,000       (44,000)
       Decrease (increase) in:
         Prepaid expenses                      (6,011)       (7,000)
         Other assets and deposits                815          (725)

       Increase (decrease) in:
         Accrued wages, taxes and other
           expenses                             5,150        10,000
         Income taxes payable                   6,171       (25,020)
                                             --------      --------
            Net cash provided by
              (used in) operating
              activities                     $ 27,691      $(84,451)
                                             ========      ========

           The attached notes are made a part hereof.

              EICO ELECTRONIC INSTRUMENT CO., INC.

                      NOTES TO FORM 10-QSB
                           (UNAUDITED)

(Note A):

     The financial information contained in this Form 10-QSB represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual Form 10-KSB for the year ended September 30, 1995; the condensed financial data included herein should be read in conjunction with the annual report.

(Note B):

     (1) In management's opinion, all necessary adjustments have been made in order to present fairly the results for the interim periods.

     (2) The results of operations for the thirteen weeks ended
December 30, 1995 are not necessarily indicative of the results of operations for the year ending September 28, 1996.

(Note C):

     Earnings or loss per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

     Income tax provision (benefit) on the statement of opera-tions comprises:

                                              Thirteen Weeks Ended
                                           --------------------------
                                           December 30,  December 31,
                                               1995          1994
                                           ------------  ------------
Currently payable:
   Federal                                   $ 17,000      $ 18,000
   State and local                              9,000        10,000
Deferred:
   Federal                                      2,000       (27,500)
   State and local                                          (16,500)
                                             --------      --------
      Total provision (benefit)              $ 28,000      $(16,000)
                                             ========      ========

     Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

(Continued)

               EICO ELECTRONIC INSTRUMENT CO., INC.

                      NOTES TO FORM 10-QSB
                           (UNAUDITED)
                           - Sheet 2 -

(Note D) (Continued):

     Deferred income taxes result from reporting the sale of property on the cost recovery method for financial accounting purposes, and on the installment method for income tax purposes.

(Note E):

     On June 25, 1993, the Company sold its property for $5,000,000. The contract of sale required the payment of $750,000 by the purchasers at the closing and a first mortgage of $4,250,000 to be held by the Company. The mortgage principal with interest at 8% a year is due in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method.

      The sale comprises:
          Sales price                                 $5,000,000
          Less real estate transfer taxes
             and other closing costs                     788,876
                                                      ----------
                 B a l a n c e                         4,211,124

          Cost basis                                     535,219
                                                      ----------
          Gain on sale of property                     3,675,905

      Interest collected (unrecognized) to
         September 30, 1995                              544,651
      Recognized gain to September 30, 1995              (36,447)
                                                      ----------
      Unrecognized gain on sale of property
         at September 30, 1995                         4,184,109

      Period October 1, 1995 to December 30, 1995 -
         recognized gain                                  16,148
                                                      ----------
      Unrecognized gain on sale of property
         at December 30, 1995                         $4,167,961
                                                      ==========

Item 2

              EICO ELECTRONIC INSTRUMENT CO., INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,167,961 is held by the Company.
The mortgage principal, with interest at 8% a year, is payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer pay-ment occurred during the year ended September 30, 1995.

     The $99,723 reflected as interest income on investment and gain on sale of property in the thirteen weeks ended December 30, 1995 is the same amount received in the prior comparative period but was previously reflected as a recovery of cost.

     The Company has cash and investments in U.S. Treasury obli-gations at December 30, 1995 of $1,136,239.

     The Company has no formal material commitment for future capital expenditures.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EICO ELECTRONIC INSTRUMENT CO., INC.
                                     (Registrant)

Dated:  2/8/96                    By          /s/ Linda Ashley
                                     ----------------------------------------
                                     Principal Financial Officer-Linda Ashley

Dated:  2/8/96                                /s/ Gordon Katz
                                     --------------------------------------
                                            Secretary-Gordon Katz