Form 10QSB
period 1996-03-30
EICO ELECTRONIC INSTRUMENT CO INC
filed 1996-05-13
CIK 31862

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

           [x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996

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

              233 Broadway, Suite 1085, New York, New York 10279
                   (Address of principal executive offices)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 24, 1996
Capital stock - $1 par value - 600,385 shares outstanding at April 24, 1996.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDING MARCH 30, 1996

                                   - INDEX -

Part I - Financial Information:

   Item 1 - Financial Statements

   Balance sheet - March 30, 1996 (unaudited)

   Statement of operations - for the twenty-six weeks and thirteen weeks ended March 30, 1996 and April 1, 1995 (unaudited)

   Statement of cash flows - for the twenty-six weeks ended March 30, 1996 and April 1, 1995 (unaudited)

   Notes to Form 10-QSB (unaudited)

   Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations

   Item 5 - Other Information

   Signature Page

Item 1.  Financial Statements

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET
                             AS AT MARCH 30, 1996
                                  (UNAUDITED)

                     ASSETS
                     ------
Cash                                                            $   66,496
Mortgage receivable (less unrecognized
  gain on sale of property of $4,151,489)                             --
Prepaid expenses                                                    17,273
Deferred income taxes                                              581,000
Investment in U.S. Treasury obligations
  (at amortized cost; approximate market $926,000)                 930,000
Other assets                                                        13,562
                                                                ----------
        TOTAL                                                   $1,608,331
                                                                ==========
                    LIABILITIES
                    -----------
Accrued wages, taxes and other expenses                         $   55,360
Income taxes payable                                                55,963
Escrow deposit payable (less cash in bank account
  of $81,230)                                                         --
                                                                ----------
        Total liabilities                                          111,323
                                                                ----------
                STOCKHOLDERS' EQUITY
                --------------------
Capital stock - $1 par value - authorized 1,000,000
  shares; issued 608,293 shares (including treasury shares)        608,293
Additional paid-in capital                                         617,213
Retained earnings                                                  291,483
                                                                ----------
        Total                                                    1,516,989

Less cost of 7,908 shares capital stock in treasury                 19,981
                                                                ----------
        Total stockholders' equity                               1,497,008
                                                                ----------
        TOTAL                                                   $1,608,331
                                                                ==========

                  The attached notes are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)

                                Twenty-Six Weeks Ended    Thirteen Weeks Ended
                                ----------------------    --------------------
                                March 30,     April 1,    March 30,    April 1,
                                  1996          1995       1996         1995
                                ---------     --------    ---------    --------
Income:

  Interest on mortgage           $166,825     $ 52,380    $ 83,250     $ 52,380
  Interest on investments          28,927       28,683      14,389       14,141
  Gain on sale of property
    (less unrecognized gain
    in each period)                32,620        5,103      16,472        5,103
                                 --------     --------    --------     --------
  Total                           228,372       86,166     114,111       71,624

General and corporate expenses    103,182       94,223      52,635       45,975
                                 --------     --------    --------     --------
Earnings (loss) before
  income taxes                    125,190       (8,057)     61,476       25,649
Income tax provision (benefit)     55,000       (4,000)     27,000       12,000
                                 --------     --------    --------     --------
NET EARNINGS (LOSS)              $ 70,190     $ (4,057)   $ 34,476     $ 13,649
                                 ========     ========    ========     ========
  Net earnings (loss) per share      $.12        $(.01)       $.06         $.02
                                     ====        =====        ====         ====
  Number of shares used in
    computing earnings (loss)
    per share                     600,385      600,450     600,385      600,450
                                 ========     ========    ========     ========
  Dividends declared per share       None         None        None         None
                                     ====         ====        ====         ====

                  The attached notes are made a part hereof.

               Management's discussion and analysis of financial condition and results of operations is included in item 2.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                             Twenty-Six Weeks Ended
                                           --------------------------
                                             March 30,     April 1,
                                               1996          1995
                                           ------------  ------------
Cash flows from operating activities:
   Cash paid to suppliers and employees     $ (84,632)    $ (73,030)
   Interest received                          185,749        81,063
   Income taxes paid                          (49,518)      (93,640)
                                            ---------     ---------
           Net cash provided by (used in)
             operating activities              51,599       (85,607)
                                            ---------     ---------
Net cash flows provided by investing
   activities - proceeds from sale of
   property - collection of mortgage
   interest (through date of cost
   recovery) and principal                     32,620       147,065
                                            ---------     ---------
Cash flows from financing activities:
   Dividends paid                            (180,123)     (180,135)
   Payment for treasury stock                     (50)
                                            ---------     ---------
           Net cash (used in)
             financing activities            (180,173)     (180,135)
                                            ---------     ---------
NET (DECREASE) IN CASH                        (95,954)     (118,677)

Cash - beginning of period                    162,450       228,263
                                            ---------     ---------
CASH - END OF PERIOD                        $  66,496     $ 109,586
                                            =========     =========

Reconciliation of net earnings (loss)
to net cash provided by (used in)
operating activities:
   Net earnings (loss)                      $  70,190     $  (4,057)

   Adjustments to reconcile net earnings
   (loss) to net cash provided by
   (used in) operating activities:
     Gain on sale of property                 (32,620)       (5,103)
     Deferred income taxes                      4,000       (59,000)

     Decrease (increase) in:
       Prepaid expenses                        (4,628)        5,600
       Other assets                             2,174          (859)

     Increase (decrease) in:
       Accrued wages, taxes and other
         expenses                              11,001        16,452
       Income taxes payable                     1,482       (38,640)
                                            ---------     ---------
           Net cash provided by (used in)
             operating activities           $  51,599     $ (85,607)
                                            =========     =========

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

     (2) The results of operations for the twenty-six weeks ended March 30, 1996 are not necessarily indicative of the results of operations for the year ending September 28, 1996.

(Note C):

     Earnings (loss) per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

     Income tax provision (benefit) on the statement of operations comprises:

                                        Twenty-Six                Thirteen
                                        Weeks Ended             Weeks Ended
                                    -------------------    ---------------------
                                    March 30,  April 1,     March 30,   April 1,
                                      1996       1995         1996        1995
                                    ---------  --------     ---------  ---------
Currently payable (refundable):
   Federal                           $34,000   $ 36,000       $17,000  $  18,000
   State and local                    17,000     19,000         8,000      9,000
Deferred:
   Federal                             3,000    (38,000)        1,000   (10,500)
   State and local                     1,000    (21,000)        1,000    (4,500)
                                     -------   --------       -------  --------
      Total                          $55,000   $ (4,000)      $27,000  $ 12,000
                                     =======   ========       =======  ========

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

(Note E):

     On June 25, 1993, the Company sold its property for $5,000,000. The contract of sale required the payment of $750,000 at the closing and a first mortgage of $4,250,000 to be held by the Company. The mortgage principal with interest at 8% a year is due in monthly payments of $33,241, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method.

      The sale comprises:
          Sales price                                 $5,000,000
          Less real estate transfer taxes
             and other closing costs                     788,876
                                                      ----------
                 Balance                               4,211,124

          Cost basis                                     535,219
                                                      ----------
          Gain on sale of property                     3,675,905

          Interest collected (unrecognized) to
             September 30, 1995                          544,651
                                                      ----------
          Recognized gain to September 30, 1995          (36,447)
                                                      ----------
          Unrecognized gain on sale of property
             at September 30, 1995                     4,184,109

          Period October 1, 1995 to March 30, 1996 -
             recognized gain                              32,620
                                                      ----------
          Unrecognized gain on sale of property
             at March 30, 1996                        $4,151,489
                                                      ==========

Item 2

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,151,489 is held by the Company. The mortgage principal with interest at 8% per year, is payable in 60 monthly payments of $33,241, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

     Interest income and gain on sale of property in the twenty-six weeks ended March 30, 1996 is approximately the same amount received in the prior comparative period but was previously reflected partially as a recovery of cost.

     General and corporate expenses increased in the current periods primarily as a result of increased compensation and occupancy costs.

     The Company has cash and investments in U.S. Treasury obligations at March 30, 1996 totalling approximately $996,000.

     The Company has no formal material commitment for future capital expenditures.

Item 5.  Other Information

423,143 shares formerly held of record by the Estate of Harry Ashley have been distributed and are held as follows: (a) 240,000 shares are held of record by Trust u/w/o Harry Ashley f/b/o Sophie Ashley ("Trust A"); (b) 64,048 shares are held of record by Trust f/b/o Harriet Ehren ("Trust B"); (c) 64,048 shares are held of record by Trust f/b/o Beverly Evangelos ("Trust C"); and (d) 64,047 shares are held of record by Trust f/b/o Linda Ashley ("Trust D"). Linda Ashley is Co-trustee of Trusts A, B and D, and, in such capacity, shares voting and dispositive power over the Trusts 368,095 shares. Linda Ashley disclaims beneficial ownership of the 304,948 shares held in the A and B Trusts.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EICO ELECTRONIC INSTRUMENT CO., INC.
                                     (Registrant)

Dated:  May 9, 1996               By           /s/ Linda Ashley
                                    --------------------------------------------
                                    Principal Financial Officer - Linda Ashley,
                                                   President

Dated:  May 9, 1996                            /s/ Gordon Katz
                                    --------------------------------------------
                                           Secretary - Gordon Katz