Form 10QSB
period 1996-06-29
EICO ELECTRONIC INSTRUMENT CO INC
filed 1996-08-13
CIK 31862

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

           [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  XX     No ....

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes ....     No ....

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 23, 1996
Capital stock - $1 par value - 600,375 shares outstanding.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDING JULY 1, 1995

                                   - INDEX -

Part I - Financial Information:

   Item 1 - Financial Statements

   Balance sheet - June 29, 1996 (unaudited)

   Statement of operations - for the thirty-nine weeks and thirteen weeks ended June 29, 1996 and July 1, 1995 (unaudited)

   Statement of cash flows - for the thirty-nine weeks ended June 29, 1996 and July 1, 1995 (unaudited)

   Notes to Form 10-QSB (unaudited)

   Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations

   Signature Page

Item 1.  Financial Statements

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET
                              AS AT JUNE 29, 1996
                                  (UNAUDITED)

                     ASSETS
                     ------
Cash                                                            $  101,369
Mortgage receivable (less unrecognized
  gain on sale of property of $4,134,685)                             --
Prepaid expenses                                                    15,969
Deferred income taxes                                              578,000
Investment in U.S. Treasury obligations
  (at amortized cost; approximate market $920,000)                 930,000
Other assets                                                        12,747
                                                                ----------
        TOTAL                                                   $1,638,085
                                                                ==========
                    LIABILITIES
                    -----------
Accrued wages, taxes and other expenses                         $   50,943
Income taxes payable                                                56,636
Escrow deposit payable (less cash in bank account
  of $20,326)                                                         --
                                                                ----------
        Total liabilities                                          107,579
                                                                ----------
                STOCKHOLDERS' EQUITY
                --------------------
Capital stock - $1 par value - authorized 1,000,000
  shares; issued 608,293 shares (including treasury shares)        608,293
Additional paid-in capital                                         617,213
Retained earnings                                                  324,991
                                                                ----------
        Total                                                    1,550,497

Less cost of 7,918 shares capital stock in treasury                 19,991
                                                                ----------
        Total stockholders' equity                               1,530,506
                                                                ----------
        TOTAL                                                   $1,638,085
                                                                ==========

                  The attached notes are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)

                                     Thirty-Nine                Thirteen
                                     Weeks Ended               Weeks Ended
                                ----------------------    --------------------
                                June 29,       July 1,    June 29,     July 1,
                                  1996          1995        1996         1995
                                ---------     --------    ---------    --------
Income:

  Interest on mortgage           $249,743     $136,892    $ 82,918     $ 84,512
  Interest on investments          43,300       42,154      14,373       13,471
  Gain on sale of property
    (less unrecognized gain
    in thirty-nine weeks
    ending July 1, 1995)           49,424       20,620      16,804       15,517
                                 --------     --------    --------     --------
  Total                           342,467      199,666     114,095      113,500

General and corporate expenses    155,769      153,256      52,587       59,033
                                 --------     --------    --------     --------
Earnings before
  income taxes                    186,698       46,410      61,508       54,467
Income taxes                       83,000       19,000      28,000       23,000
                                 --------     --------    --------     --------
NET EARNINGS                     $103,698     $ 27,410    $ 33,508     $ 31,467
                                 ========     ========    ========     ========
  Net earnings per share             $.17        $ .05        $.06         $.05
                                     ====        =====        ====         ====
  Number of shares used in
    computing earnings
    per share                     600,375      600,450     600,375      600,450
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

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                            Thirty-Nine Weeks Ended
                                           --------------------------
                                             June 29,      July 1,
                                               1996          1995
                                           ------------  ------------
Cash flows from operating activities:
   Cash paid to suppliers and employees     $(140,821)    $(162,268)
   Interest received                          284,344       176,647
   Income taxes paid                          (73,845)     (119,040)
                                            ---------     ---------
           Net cash provided by (used in)
             operating activities              69,678      (104,661)
                                            ---------     ---------
Cash flows provided by investing
   activities - proceeds from sale of
   property - collection of mortgage
   interest (through date of cost
   recovery) and principal                     49,424       162,582
                                            ---------     ---------
Cash flows from financing activities:
   Dividends paid                            (180,123)     (180,135)
   Payment for treasury stock                     (60)
                                            ---------     ---------
           Net cash (used in)
             financing activities            (180,183)     (180,135)
                                            ---------     ---------
NET (DECREASE) IN CASH                        (61,081)     (122,214)

Cash - beginning of period                    162,450       228,263
                                            ---------     ---------
CASH - END OF PERIOD                        $ 101,369     $ 106,049
                                            =========     =========

(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                   -Sheet 2-

Reconciliation of net earnings
to net cash provided by (used in)
operating activities:
   Net earnings                             $ 103,698     $  27,410

   Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
     Gain on the sale of property             (49,424)      (20,620)
     Deferred income taxes                      7,000       (59,000)

     Decrease (increase) in:
       Prepaid expenses                        (3,324)       (4,862)
       Other costs                              2,989        (5,043)

     Increase (decrease) in:
       Accrued wages, taxes and other
         expenses                               6,584        (1,506)
       Income taxes payable                     2,155       (41,040)
                                            ---------     ---------
           Net cash provided by (used in)
             operating activities           $  69,678     $(104,661)
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

(Note B):

     (1) In management's opinion, all necessary adjustments have been made in order to present fairly the consolidated results for the interim periods.

     (2) The results of operations for the thirty-nine weeks ended June 29, 1996 are not necessarily indicative of the results of operations for the year ending September 28, 1996.

(Note C):

     Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

     Income taxes on the consolidated statement of operations comprises:

                                        Thirty-Nine              Thirteen
                                        Weeks Ended             Weeks Ended
                                    -------------------    ---------------------
                                    June 28,    July 1,     June 28,    July 1,
                                      1996       1995         1996        1995
                                    ---------  --------     ---------  ---------
Currently payable
   Federal                           $50,000   $ 51,000       $16,000   $15,000
   State and local                    26,000     27,000         9,000     8,000
Deferred:
   Federal                             5,000    (38,000)        2,000
   State and local                     2,000    (21,000)        1,000
                                     -------   --------       -------  --------
      Total                          $83,000   $ 19,000       $28,000   $23,000
                                     =======   ========       =======  ========



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

      The sale comprises:
          Sales price                                 $5,000,000
          Less real estate transfer taxes
             and other closing costs                     788,876
                                                      ----------
                 Balance                               4,211,124

          Cost basis                                     535,219
                                                      ----------
          Gain on sale of property                     3,675,905

          Interest collected (unrecognized) to
             September 30, 1995                          544,651

          Recognized gain to September 30, 1995          (36,447)
                                                      ----------
          Unrecognized gain on sale of property
             at September 30, 1995                     4,184,109

          Period October 1, 1995 to June 29, 1996 -
             recognized gain                              49,424
                                                      ----------
          Unrecognized gain on sale of property
             at June 29, 1996                         $4,134,685
                                                      ==========

Item 2

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,134,685 is held by the Company. The mortgage, with interest at 8% per year, is payable in monthly payments of $33,241, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

     Interest income and gain on sale of property in the thirty-nine weeks ended June 29, 1996 is approximately the same amount as in the prior comparative period but was previously reflected partially as a recovery of cost.

     General and corporate expenses increased in the current thirty-nine week period primarily as a result of increased compensation and occupancy costs in excess of reduction of insurance, fees and other office costs.

     In the current thirteen week period, general and corporate expenses declined as a result of a reduction of insurance, fees and other office costs.

     The Company has cash and investments in U.S. Treasury obligations at June 29, 1996 totalling approximately $1,031,000.

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

                                  EICO ELECTRONIC INSTRUMENT CO., INC.
                                     (Registrant)

Dated:  8/7/96                    By           /s/ Linda Ashley
                                    --------------------------------------------
                                    Principal Financial Officer - Linda Ashley


Dated:  8/7/96                                 /s/ Gordon Katz
                                    --------------------------------------------
                                           Secretary - Gordon Katz