Form 10KSB40
period 1996-09-28
EICO ELECTRONIC INSTRUMENT CO INC
filed 1996-12-26
CIK 31862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended Sept. 28, 1996            Commission File Number 0-122

                     EICO ELECTRONIC INSTRUMENT CO., INC.

State of Incorporation: New York             I.R.S. Employer I.D. No.: 11-524626
Office: 233 Broadway, #1085, N.Y., N.Y.                           (212) 566-4995

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1 per share.

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

Revenues for the most recent fiscal year are $455,224.

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form or any amendment to this form.

There are no documents required to be filed by Sec. 12, 13 or 15(d) of the Exchange Act after the distribution of a plan confirmed by a court.

The aggregate market value, determined by multiplying the bid price at September 27, 1996, by the number of shares held by non affiliates of the registrant, is $535,833.

As of September 28, 1996, 600,380 shares of the registrant's Capital Stock were outstanding (exclusive of 7,913 shares held in treasury).

CERTAIN EXHIBITS PREVIOUSLY FILED WITH THE SECURIITES AND EXCHANGE COMMISSION ARE INCORPORATED BY REFERENCE

                                     PART I

ITEM 1-BUSINESS

     (a) The major asset (other than cash and investment in U.S. Treasury obligations) of the corporation is the first mortgage it holds on the property it formerly owned, located at 131-01 39th Avenue, Flushing, N.Y. On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. Pursuant to the purchase money mortgage, the purchasers, Syng Man Rhee and Choon Ok Rhee, are required to pay the mortgage principal of $4,250,000, with interest at 8% per year, at the rate of $33,241 per month for 60 monthly payments that began in September 1993, with a balloon payment of $4,000,617 due September 1998.

     Registrant's prior history includes the design, production and distribution of electronic test instruments, and security devices.

     (b)(1) For the year ended September 28, 1996, the registrant's main source of income was payments received from the mortgage described above.

     (b)(2)-(10) Not applicable.

     (b)(11) None.

     (b)(12) The company has three employees.

ITEM 2-PROPERTIES

     Registrant's office occupied a space of approximately 150 square feet at 233 Broadway, Suite 1085, New York, N.Y. The lease terminates January 31, 1997. The monthly rental is $800.

ITEM 3-LEGAL PROCEEDINGS

     None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Registrant is traded in the over the counter market. The National Quotation Bureau reported a "bid" of 1 and an "asked" of 4 on September 27, 1996 and September 29, 1995. These quotes do not reflect retail mark-ups, mark downs, or commissions, and may not necessarily represent actual transactions.

     On September 27, 1996, the company declared a $.20 per share dividend, payable on January 6, 1997 to shareholders of record on December 16, 1996.

     On September 29, 1995, the Company declared a $.30 per share dividend, payable on January 9, 1996 to shareholders of record on December 15, 1995.

There were 491 shareholders of record as of September 28, 1996.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing, New York for $5,000,000. The contract of sale required the purchasers, Syng Man Rhee and Choon Ok Rhee, to pay $750,000 at the closing. In addition, a first mortgage of $4,250,000 is held by the Company. The mortgage principal, with interest at 8% per year, is payable in 60 monthly payments of $33,241 beginning September
1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit was recognized until cash payments by the buyers exceeded the Company's cost basis of the property plus selling expenses. Cash payments by the buyers exceeded this level in February 1995. For the years ended September 28, 1996 and September 30, 1995, the financial statements include interest income on the mortgage of $332,323 and $220,483 respectively, and gain on the sale of the real property of $66,566 and $36,447 respectively.

     Mortgage interest income and gain on sale of property in the year 1996 is approximately the same amount as in the prior comparative year but was previously partially reflected as a recovery of cost.

     General and corporate expenses increased in the current year primarily as a result of increased compensation, shareholders and occupancy costs in excess of reduction of insurance and fee expenses.


     Investment interest income for this year was marginally lower due to the use of company funds for the payment of dividends during this period.

     The Company continues its operations, collecting and managing the mortgage receivable as due. The statement of operations for the year ended September 27, 1997 should basically reflect interest income from U.S. Treasury obligations and mortgage interest income, and gain on the sale of real property, and expenses at approximately the same level as for the year ended September 28, 1996. Future dividend payments are currently contemplated. The Company has cash and investments in U.S. Treasury obligations at September 28, 1996 of approximately $1,060,000.

     The Company has no formal material commitment for future capital expenditures.

ITEM 7-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Part II - Item 7

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                                   - INDEX -

INDEPENDENT AUDITORS' REPORT

   BALANCE SHEET AS AT SEPTEMBER 28, 1996
     AND SEPTEMBER 30, 1995

   STATEMENT OF OPERATIONS AND RETAINED
     EARNINGS FOR THE YEARS ENDED
     SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

   STATEMENT OF CASH FLOWS FOR THE YEARS
     ENDED SEPTEMBER 28, 1996 AND
     SEPTEMBER 30, 1995

   NOTES TO FINANCIAL STATEMENTS

                         Independent Auditors' Report

To the Board of Directors
   and Stockholders
EICO Electronic Instrument Co., Inc.

     We have audited the accompanying balance sheets of EICO Electronic Instrument Co., Inc. as at September 28, 1996 and September 30, 1995, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EICO Electronic Instrument Co., Inc. at September 28, 1996 and September 30, 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                       Eisner & Lubin LLP
                                                  ----------------------------
                                                  CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 22, 1996

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET


                                                  September 28,   September 28,
                                                      1996            1995
                                                  -------------   -------------
                     ASSETS
                     ------
Cash                                                $  189,957      $  162,450
Mortgage receivable (less unrecognized
  gain on sale of property of $4,117,543 in
  1996 and $4,117,109 in 1995)                              --              --
Prepaid expenses                                        16,281          12,645
Deferred income taxes                                  576,000         585,000
Investment in U.S. Treasury obligations
  (at amortized cost; approximate market
  $864,000 in 1996 and $923,000 in 1995)               870,000         930,000
Other assets                                            11,932          15,736
                                                    ----------      ----------
        TOTAL                                       $1,664,170      $1,705,831
                                                    ==========      ==========
                    LIABILITIES
                    -----------
Accrued wages, taxes and other expenses             $   40,959      $   44,359
Income taxes payable                                    51,305          54,481
Dividends payable       120,076         180,123
Escrow deposit payable (less cash in bank
  account of $83,651 in 1996 and
  $88,412 in 1995)                                       --              --
                                                    ----------      ----------
        Total liabilities                              212,340         278,963
                                                    ----------      ----------

                STOCKHOLDERS' EQUITY
                --------------------
Capital stock - $1 par value - authorized
  1,000,000 shares; issued 608,293 shares
  (including treasury shares)                          608,293         608,293
Additional paid-in capital                             617,213         617,213
Retained earnings (Statement attached)                 246,315         221,293
                                                    ----------      ----------
        Total                                        1,471,821       1,446,799

Less cost of 7,913 in 1996 and 7,883
  in 1995 shares of capital stock
  in treasury                                           19,991          19,931
                                                    ----------      ----------
        Total stockholders' equity                   1,451,830       1,426,868
                                                    ----------      ----------
        TOTAL                                       $1,664,170      $1,705,831

                                                    ==========      ==========

           The notes to financial statements are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                   Year Ended      Year Ended
                                                  September 28,   September 28,
                                                      1996            1995
                                                  -------------   -------------
Income:
  Interest on mortgage                               $ 332,323      $ 220,483
  Interest on investments                               56,335         58,981
  Gain on sale (less unrecognized
    gain in 1995)                                       66,566         36,447
                                                     ---------      ---------
        Total                                          455,224        315,911

General and corporate expenses                         206,126        194,911
                                                     ---------      ---------
Earnings before income taxes                           249,098        121,194
                                                     ---------      ---------
Income taxes                                           104,000         45,000
                                                     ---------      ---------
NET EARNINGS                                           145,098         76,194
Retained earnings - beginning of year                  221,293        325,222
Dividends                                             (120,076)      (180,123)
                                                     ---------      ---------
RETAINED EARNINGS - END OF YEAR
  (TO BALANCE SHEET)                                 $ 246,315      $ 221,293
                                                     =========      =========
  Net earnings per share                               $ .24          $ .13
                                                       =====          =====
  Dividends per share                                  $ .20          $ .30
                                                       =====          =====
  AVERAGE NUMBER OF SHARES USED
    IN COMPUTING NET EARNINGS
    PER SHARE                                          600,388        600,410
                                                       =======        =======

           The notes to financial statements are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS

                                                   Year Ended      Year Ended
                                                  September 28,   September 28,
                                                      1996            1995
                                                  -------------    ------------
Cash flows from operating activities:
   Cash paid to suppliers and employees               $(200,754)      $(207,011)
   Interest received                                    380,050         279,464
   Income taxes paid                                    (98,172)       (136,540)
                                                   ------------    ------------
           Net cash provided by (used in)
             operating activities                        81,124         (64,087)
                                                   ------------    ------------
Cash flows from investing activities:
   Proceeds from sale of property -
     collection of mortgage interest
     (through date of cost recovery)
     and principal                                        66,566        178,409
   Proceeds from redemptions of U.S.
     Treasury obligations                                110,000
   Investments in U.S. Treasury
     obligations                                         (50,000)
                                                    ------------   ------------
          Net cash provided by
            investing activities                         126,566        178,409
                                                    ------------   ------------
Cash flows from financing activities:
   Dividends paid                                       (180,123)      (180,135)
   Acquisition of treasury stock                             (60)
                                                    ------------   ------------
           Net cash (used in)
             financing activities                       (180,123)      (180,135)
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH                           27,507        (65,813)

Cash - beginning of year                                 162,450        228,263
                                                    ------------   ------------
CASH - END OF YEAR                                     $ 189,957      $ 162,450
                                                    ============   ============
(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                   -Sheet 2-


                                                   Year Ended      Year Ended
                                                  September 28,   September 28,
                                                      1996            1995
                                                  -------------    ------------
Reconciliation of net earnings
to net cash provided by (used in)
operating activities:
   Net earnings                                       $ 145,098       $  76,194

   Adjustments to reconcile net earnings
   to net cash provided by (used in)
   operating activities:
     Gain on sale of property                           (66,566)        (36,447)
     Deferred income taxes                                9,000         (57,000)

     Decrease (increase) in:
       Prepaid expenses                                  (3,636)            225
       Other assets                                       3,804         (12,223)

     (Decrease) in:
       Accrued wages, taxes and other
         expenses                                        (3,400)           (296)
       Income taxes payable                              (3,178)        (34,540)
                                                  -------------    ------------
           Net cash provided by (used in)
             operating activities                     $  81,124       $ (64,087)
                                                  =============    ============

           The notes to financial statements are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

(Note A) - Summary of Significant Accounting Policies:

     (1) For financial statement purposes, EICO Electronic Instrument Co., Inc. (the Company) has recorded the sale of property in 1993 on the cost recovery method (no profit was recognized until cash payments by the buyer exceeded the Company's cost basis of the property plus selling expenses). For income tax purposes, such sale is reported on the installment sales method (profit is prorated and recognized as collections of the total sales price are received). A deferred tax asset is recognized on the difference between the income recognized for tax purposes over the income recognized for financial accounting purposes.

     (2) Organization - The Company continues its operation, collecting and managing the mortgage receivable as due.

     (3) Earnings Per Share - Earnings or loss per share is based on the average number of shares of capital stock outstanding during each year, exclusive of treasury shares.

     (4) Income Taxes - Defered taxes are recorded in the accounts to reflect the interperiod allocation of income taxes resulting from differences in reporting revenue and expenses for financial accounting and income tax purposes. The principal temporary difference is reporting the sale of property on the cost recovery method for financial accounting purposes and on the installment method for income tax purposes.

     (5) Investments in U.S. Treasury obligations are classified as being held to maturity and measured at amortized cost.

         The fair market of the investments at September 28, 1996 and September 30, 1995 approximates amortized cost. The investments mature between March 1997 and May 1999.

     (6) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 2 -

(Note B) - Mortgage Receivable:

     On June 25, 1993, the Company sold its property for $5,000,000. The contract of sale required the payment of $750,000 at the closing and a first mortgage of $4,250,000 to be held by the Company. The mortgage, with interest at 8% a year, is due in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method.

      The sale comprises:
          Sales price                                 $5,000,000
          Less real estate transfer taxes
             and other closing costs                     788,876
                                                      ----------
                 Balance                               4,211,124

          Cost basis                                     535,219
                                                      ----------
          Gain on sale of property                     3,675,905

          Interest collected (unrecognized) to
             September 30, 1995                          544,651

          Recognized gain for year ended
             September 30, 1995               (36,447)
                                                      ----------
          Unrecognized gain on sale of property
             at September 30, 1995                     4,184,109

          Recognized gain for year ended
             September 28, 1996                          (66,566)
                                                      ----------
          Unrecognized gain on sale of property
             at September 28, 1996                    $4,117,543
                                                      ==========
(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 3 -

(Note C) - Income Taxes:

     (1) Income taxes on the statement of operations and retained earnings comprises:

                                                   Year Ended      Year Ended
                                                  September 28,   September 30,
                                                      1996            1995
                                                  -------------    ------------
     Currently payable
        Federal                                      $60,000         $65,000
        State and local                               35,000          37,000

     Deferred:
        Federal                                        5,000         (36,000)
        State and local                                4,000         (21,000)
                                                     -------         --------
           Total                                    $104,000         $45,000
                                                    ========         ========

     Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

     (2) The federal income tax returns of the Company have not been examined by the Treasury Department in recent years.

(Note D) - Leases:

     The Company rents office space for $9,600 a year under a lease which expires January 31, 1997.

     Rent expense was $10,700 and $8,700 for the years ended in 1996 and 1995, respectively.

(Note E) - Dividends:

     On September 27, 1996, the Company declared a $.20 per share dividend payable on January 6, 1977 to shareholders of record on December 16, 1996.

     On September 29, 1995, the Company declared a $.30 per share dividend payable on January 9, 1996 to sharehodlers of record on December 15, 1995.

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  - Sheet 4 -


(Note F) - Concentration of Credit Risk:

     Cash is maintained at two large New York banks. The uninsured amounts held in demand deposits at these banks in excess of the Federal Deposit Insurance Corporation limit at September 28, 1996 and September 30, 1995 were $87,000 and $42,000, respectively.

(Note G) - Fair Value of Financial Investment:

     Mortgage Receivable - Fair value of the mortgage receivable is estimated to approximate carrying value based on estimates of market rates for similar mortgage terms and remaining maturity.

ITEM 8-DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

ITEM 9-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                  Company Position; and       Has           Shares Beneficially
                  Principal Occupation     Served as            Owned as of
                  During Past 5 Years       a Direc-           Sept. 28, 1996
Name (age)                [1]              tor Since            (% of Class)
-------------     ----------------------   ----------       -------------------
Linda Ashley       Director, President        1984            64,547 (10.61%)
(52)[3]                 Attorney

Howard S. Kaplan        Director              1972                 -0-
(69)[2]

Gordon Katz        Director, Secretary        1995                 -0-
(30)[5]                 Attorney

All Directors[4]
and Officers as a Group (Three in Group).                     64,547 (10.61%)
-----------------------------------------
     [1] The information indicated above concerning occupations, age and beneficial ownership of stock has been furnished to the Company by the respective nominees. None of the nominees is a director of any other publicly-held company.

     [2]  Howard Kaplan practiced law for over 35 years.

     [3] The number of shares beneficially owned by Linda Ashley, an attorney since 1982, includes 64,047 shares held of record by Trust f/b/o Linda Ashley ("Trust D"). Linda Ashley is a Co-trustee of Trusts A and B listed in the following chart of Beneficial Owners and in this chart, and a Co-Trustee in Trust D. In such capacity, she shares voting and dispositive power over 368,095 trust shares but disclaims beneficial ownership of the 304,048 shares held in Trusts A and B.

     [4] Each executive officer is elected or appointed by the Board of Directors to hold office until a successor is elected and qualified.

     [5]  Gordon Katz, Linda Ashley's son, has been an attorney since 1992.

ITEM 10-EXECUTIVE COMPENSATION

     No officer or director received more than $100,000.00 during this fiscal year.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN OTHER BENEFICIAL OWNERS

(1) Title of   (2) Name and Address      (3) Amount and        (4) % of Class
    Class          of Beneficial Owner       Nature of Bene-
                                             ficial Ownership
------------------------------------------------------------------------------
    Common         Sophie Ashley              240,000 (A)          39.45
                   c/o Linda Ashley, Esq.
                   233 Broadway, #1085
                   New York, N.Y. 10279

    Common         Harriet Ehren               64,548 (B)          10.51
                   c/o Linda Ashley, Esq.
                   233 Broadway, #1085
                   New York, N.Y. 10279

    Common         Beverley Evangelos          64,648 (C)          10.61
                   c/o Daniela Assail
                   201. W. Olympic Pl., #204
                   Seattle,  Wash. 98119

    Common         James Tarsy                 53,750               8.84
                   151 Harbor Rd.
                   Harbor Acres
                   Sands Point, N.Y. 11050
----------------------------------------------------------------------------
     (A) Shares held of record by Trust u/w/o Harry Ashley f/b/o Sophie Ashley ("Trust A").
     (B) Includes 64,048 shares held of record by Trust f/b/o Harriet Ashley ("Trust B").
     (C) Includes 64,048 shares held of record by Trust f/b/o Beverly Evangelos ("Trust C").

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    NONE.



PART IV

ITEM 13 EXHIBITS AND REPORTS ON FORM 10KSB

    (a)(1) and (2) The following financial statements are filed as part of this Report. See Index - Financial Statements - Item 7 herein.

    (3)  List of Exhibits

    3.1 Certificate of Incorporation of EICO Electronic Instrument Co., Inc., as currently in effect, incorporated by reference, as Exhibit 3.1 to Registrant's form 10K for the fiscal year ended October 3, 1981.

    3.2 By-laws of EICO Electronic Instrument Co., Inc., as currently in effect, incorporated by reference, as Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended October 3, 1981.

    3.3 Amendment to Certificate of Incorporation of EICO Electronic Instrument Co., Inc., incorporated by referenced, as Registrant's Form 10-K for the fiscal year ended September 30, 1989, as number 11.1.

   10.8 Mortgage held by Company on 131-01 39th Avenue, Queens, N.Y. incorporated by reference, as Exhibit 10.8 to Registrant's Form 10-KSB for the fiscal year ended October 2, 1993.

   12    Lease for office incorporated by reference to Registrant's Form 10KSB for the fiscal year ended September 30, 1995.

   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this Report.

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
NUMBER
-------       -----------
3.1           Certificate of Incorporation of EICO Electronic Instrument Co.,
              Inc., as currently in effect.*

3.2 By Laws of EICO Electronic Instrument Co., Inc., as currently in effect.*

3.3           Amendment to Certificate of Incorporation previously numbered
              11.1**

10.8          Mortgage held by Company for 131-01 39th Ave., Queens, N.Y.

12            Lease for Office at 233 Broadway, #1085, N.Y., N.Y.***


  * Incorporated by reference to Registrant's form 10-K for the year ended October 3, 1981.

 ** Incorporated by reference and annexed to Registrant's form 10-K for the year ended September 30, 1989.

*** Incorporated by reference and annexed to Registrant's Form 10-KSB for the fiscal year ended October 2, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EICO ELECTRONIC INSTRUMENT CO., INC.
                                     (Registrant)

Dated:  12/24/96                 By           /s/ Linda Ashley
                                    --------------------------------------------
                                    Principal Financial Officer - Linda Ashley


Dated:  12/23/96                              /s/ Gordon Katz
                                    --------------------------------------------
                                           Secretary - Gordon Katz