Form 10QSB
period 1996-12-28
EICO ELECTRONIC INSTRUMENT CO INC
filed 1997-02-11
CIK 31862

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 28, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

          For the transition period from _________________ to _________________

                          Commission file number 0-122

                      Eico Electronic Instrument Co., Inc.
-------------------------------------------------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

            New York                                     11-1524626
--------------------------------              ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

                 233 Broadway, Suite 1085, New York, N.Y. 10279
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 566-4995
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                  -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 29, 1997
Capital stock - $1 par value - 600,380 shares outstanding at January 29, 1997.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDING DECEMBER 28, 1996


                                 - I N D E X -


Part I - Financial Information:

     Item 1 - Financial Statements

     Balance sheet - December 28, 1996 (unaudited)

     Statement of operations - thirteen weeks ended
       December 28, 1996 and December 30, 1995
       (unaudited)

     Statement of cash flows - thirteen weeks ended
       December 28, 1996 and December 30, 1995
       (unaudited)

     Notes to Form 10-QSB (unaudited)

     Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations

     Signature Page

Item 1. Financial Statements

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET
                            AS AT DECEMBER 28, 1996
                                  (UNAUDITED)

                      A S S E T S
                      -----------
Cash                                                          $  262,502
Mortgage receivable (less unrecognized
   gain on sale of property of $4,100,055)
Prepaid expenses                                                    --
Deferred income taxes                                             10,689
Investment in U.S. Treasury obligations                          574,000
   (at amortized cost; approximate
   market $867,000)                                              870,000
Other assets                                                      11,117
                                                              ----------
          T O T A L                                           $1,728,308
                                                              ==========
                 L I A B I L I T I E S
                 ---------------------
Accrued wages, taxes and other expenses                       $   47,064
Income taxes payable                                              71,271
Dividends payable                                                120,076
Escrow deposit payable (less cash in bank
   account of $24,790)                                              --
                                                              ----------
          Total Liabilities                                      238,411
                                                              ----------
        S T O C K H O L D E R S'  E Q U I T Y
        -------------------------------------
Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                                   608,293
Additional paid-in capital                                       617,213
Retained earnings                                                284,382
                                                              ----------
          T o t a l                                            1,509,888

Less cost of 7,913 shares capital
   stock in treasury                                              19,991
                                                              ----------
      Total stockholders' equity                               1,489,897
                                                              ----------
          T O T A L                                           $1,728,308
                                                              ==========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)

                                                 Thirteen Weeks Ended
                                             ------------------------------
                                             December 28,      December 30,
                                                 1996              1995
                                             ------------      ------------
Income:
   Interest on mortgage                        $ 82,235          $ 83,575
   Interest on investments                       13,804            14,538
   Gain on sale of property                      17,488            16,148
                                               --------          --------
          T o t a l                             113,527           114,261

General and corporate expenses                   46,460            50,547
                                               --------          --------
Earnings before income taxes                     67,067            63,714

Income taxes                                     29,000            28,000
                                               --------          --------
NET EARNINGS                                   $ 38,067          $ 35,714
                                               ========          ========
   Net earnings per share                      $    .06          $    .06
                                               ========          ========
   Number of shares used in computing
      earnings per share                        600,380           600,385
                                               ========          ========
Dividends per share                                None              None
                                               ========          ========

                   The attached notes are made a part hereof.

               Management's discussion and analysis of financial
                  condition and results of operations is included in item 2.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                  Thirteen Weeks Ended
                                             ------------------------------
                                             December 28,     December 30,
                                                 1996             1995
                                             -------------    -------------
Cash flows from operating activities:
   Cash paid to suppliers and employees      $(39,137)          $(41,894)
   Interest received                          101,228             89,414
   Income taxes paid                           (7,034)           (19,829)
                                             --------           --------
           Net cash provided by
             operating activities              55,057             27,691

Net cash provided by investing activities--
   proceeds from sale of property--
   collection of mortgage principal            17,488             16,148

Net cash (used in) financing activities--
   payment for treasury stock                                        (50)
                                             --------           --------

NET INCREASE IN CASH                           72,545             43,789

Cash - beginning of period                    189,957            162,450
                                             --------           --------
CASH - END OF PERIOD                         $262,502           $206,239
                                             ========           ========

(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                    Sheet 2

                                                     Thirteen Weeks Ended
                                                  -----------------------------
                                                  December 28,     December 30,
                                                      1996             1995
                                                  ------------     ------------
Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings                                      $ 38,067         $ 35,714

  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Gain on sale of property                         (17,488)         (16,148)
    Deferred income taxes                              2,000            2,000

    Decrease (increase) in:
      Prepaid expenses                                 5,592           (6,011)
      Other assets                                       815              815

    Increase in:
      Accrued wages, taxes and other expenses          6,105            5,150
      Income taxes payable                            19,966            6,171
                                                    --------         --------
        Net cash provided by operating
         activities                                 $ 55,057         $ 27,691
                                                    ========         ========

                  The attached notes are made a part hereof.

Item 2

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,100,055 is held by the Company. The mortgage principal, with interest at 8% a year, is payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

     The $99,723 reflected as interest income on mortgage and gain on sale of property in the thirteen weeks ended December 28, 1996 is the same amount received in the prior comparative period.

     The Company has cash and investments in U.S. Treasury obligations at December 28, 1996 of $1,133,000.

     The Company has no formal material commitment for future capital expenditures.

                 EICO ELECTRONIC INSTRUMENT CO., INC.

                         NOTES TO FORM 10-QSB
                              (UNAUDITED)

(NOTE A):

    The finanical information contained in this Form 10-QSB represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual Form 10-KSB for the year ended September 28, 1996; the condensed financial data included herein should be read in conjuction with the annual report.

(Note B):

    (1) In management's opinion, all necessary adjustments have been made in order to present fairly the results for the interim periods.

    (2) The results of operations for the thirteen weeks ended December 28, 1996 are not necessarily indicative of the results of operations for the year ending September 27, 1997.

(Note C):

    Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

    Income taxes on the statement of operations comprises:

                                                Thirteen Weeks Ended
                                            ----------------------------
                                            December 28,    December 30,
                                              1996             1995
                                            ------------    ------------
Currently payable:
   Federal                                  $18,000         $17,000
   State and local                            9,000           9,000
Deferred - federal                            2,000           2,000
                                            -------         -------
     Total                                  $29,000         $28,000
                                            =======         =======


    Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            NOTES TO FORM 10 - QSB
                                  (UNAUDITED)
                                  - SHEET 2 -

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

    The sale comprises:
        Sales price                                        $5,000,000
        Less real estate transfer taxes
           and other closing costs                            788,876
                                                           ----------
                  Balance                                   4,211,124

        Cost basis                                            535,219
                                                           ----------

        Gain on sale of property                            3,675,905

    Interest collected (unrecognized) to
      September 30, 1995                                      544,651
    Recognized gain to September 28, 1996                    (103,013)
                                                           ----------

    Unrecognized gain on sale of property
      at September 28, 1996                                 4,117,543

    Period September 29, 1996 to December 28,
      1996 - recognized gain                                  (17,488)
                                                           ----------

    Unrecognized gain on sale of property
      at December 28, 1996                                 $4,100,055
                                                           ==========

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                 EICO ELECTRONIC INSTRUMENT CO., INC.
                                      (Registrant)

Dated: 2/10/97                   By: /s/ Linda Ashley
                                     ----------------------------------------
                                     Principal Financial Officer-Linda Ashley


Dated: 2/10/97                   By: /s/ Gordon Katz
                                     ----------------------------------------
                                     Secretary-Gordon Katz