Form 10QSB
period 1997-03-29
EICO ELECTRONIC INSTRUMENT CO INC
filed 1997-05-15
CIK 31862

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 29, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 29, 1997
Capital stock - $1 par value - 600,380 shares outstanding at April 29, 1997.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDING MARCH 29, 1997


                                 - I N D E X -


Part I - Financial Information:

     Item 1 - Financial Statements

     Balance sheet - March 29, 1997 (unaudited)

     Statement of operations - for the twenty-six weeks and thirteen weeks ended March 29, 1997 and March 30, 1996 (unaudited)

     Statement of cash flows - for the twenty-six weeks and thirteen weeks ended March 29, 1997 and March 30, 1996 (unaudited)

     Notes to Form 10-QSB (unaudited)

     Item 2 - Management's Discussion and Analysis of
     Financial Condition and Results of Operations

     Signature Page

Item 1. Financial Statements

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET
                             AS AT MARCH 29, 1997
                                  (UNAUDITED)

                      A S S E T S
                      -----------
Cash                                                          $  284,583
Mortgage receivable (less unrecognized
   gain on sale of property of $4,082,216)                          --
Prepaid expenses                                                   6,253
Deferred income taxes                                            571,000
Investment in U.S. Treasury obligations
   (at amortized cost; approximate
   market $750,000)                                              755,000
Other assets                                                      10,332
                                                              ----------
          T O T A L                                           $1,627,168
                                                              ==========
                 L I A B I L I T I E S
                 ---------------------
Accrued wages, taxes and other expenses                       $   61,295
Income taxes payable                                              45,966
Escrow deposit payable (less cash in bank
   account of $88,289)                                              --
                                                              ----------
          Total Liabilities                                      107,261
                                                              ----------
        S T O C K H O L D E R S'  E Q U I T Y
        -------------------------------------
Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                                   608,293
Additional paid-in capital                                       617,213
Retained earnings                                                314,392
                                                              ----------
          T o t a l                                            1,539,898

Less cost of 7,913 shares capital
   stock in treasury                                              19,991
                                                              ----------
      Total stockholders' equity                               1,519,907
                                                              ----------
          T O T A L                                           $1,627,168
                                                              ==========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)

                                                 Twenty-Six Weeks Ended                 Thirteen Weeks Ended
                                             ------------------------------        ------------------------------
                                               March 29,         March 30,           March 29,         March 30,
                                                 1997              1996                1997              1996
                                             ------------      ------------        ------------      ------------
Income:
   Interest on mortgage                        $164,118          $166,825            $ 81,883          $ 83,250
   Interest on investments                       26,984            28,927              13,180            14,389
   Gain on sale of property                      35,327            32,620              17,839            16,472
                                               --------          --------            --------          --------
          T o t a l                             226,429           228,372             112,902           114,111

General and corporate expenses                  103,352           103,182              56,892            52,635
                                               --------          --------            --------          --------
Earnings before income taxes                    123,077           125,190              56,010            61,476

Income taxes                                     55,000            55,000              26,000            27,000
                                               --------          --------            --------          --------
NET EARNINGS                                   $ 68,077          $ 70,190            $ 30,010          $ 34,476
                                               ========          ========            ========          ========
   Net earnings per share                      $    .11          $    .12            $    .05          $    .06
                                               ========          ========            ========          ========
   Number of shares used in computing
      earnings per share                        600,380           600,385             600,380           600,385
                                               ========          ========            ========          ========
Dividends declared per share                       None              None                None              None
                                               ========          ========            ========          ========

                   The attached notes are made a part hereof.

               Management's discussion and analysis of financial
                  condition and results of operations is included in item 2.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                    Twenty-Six Weeks Ended
                                                ------------------------------
                                                  March 29,        March 30,
                                                    1997             1996
                                                -------------    -------------

Cash flows from operating activities:
   Cash paid to suppliers and employees            $(81,416)        $(84,632)
   Interest received                                201,130          185,749
   Income taxes paid                                (55,339)         (49,518)
                                                   --------         --------
           Net cash provided by
             operating activities                    64,375           51,599
                                                   --------         --------
Cash flows from investing activities:
   Proceeds from sale of property-
     collection of mortgage principal                35,327           32,620
   Proceeds from redemption of U.S.
     Treasury obligations                           115,000
                                                   --------         --------
            Net cash provided by
              investing activities                  150,327           32,620
                                                   --------         --------
Cash flows from financing activities:
   Dividends paid                                  (120,076)        (180,123)
   Payment for treasury stock                                            (50)
                                                   --------         --------
           Net cash (used in)
             financing activities                  (120,076)        (180,173)
                                                   --------         --------
NET INCREASE (DECREASE) IN CASH                      94,626          (95,954)

Cash - beginning of period                          189,957          162,450
                                                   --------         --------
CASH - END OF PERIOD                               $284,583         $ 66,496
                                                   ========         ========

Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings                                     $ 68,077         $ 70,190

  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Gain on sale of property                        (35,327)         (32,620)
    Deferred income taxes                             5,000            4,000


    Decrease (increase) in:
      Prepaid expenses                               10,028           (4,628)
      Other assets                                    1,600            2,174

    Increase (decrease) in:
      Accrued wages, taxes and other expenses        20,336           11,001
      Income taxes payable                           (5,339)           1,482
                                                   --------         --------
        Net cash provided by operating
         activities                                $ 64,375         $ 51,599
                                                   ========         ========

                  The attached notes are made a part hereof.

Item 2

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,082,216 is held by the Company. The mortgage principal, with interest at 8% a year, is payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

     The $199,445 reflected as interest income on mortgage and gain on sale of property in the twenty-six weeks ended March 29, 1997 is the same amount received in the prior comparative period.

     The Company has cash and investments in U.S. Treasury obligations at March 29, 1997 of $1,039,000.

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

    (2) The results of operations for the twenty-six weeks ended March 29, 1997 are not necessarily indicative of the results of operations for the year ending September 27, 1997.

(Note C):

    Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

    Income taxes on the statement of operations comprise:

                                         Twenty-Six            Thirteen
                                        Weeks Ended          Weeks Ended
                                ----------------------  ----------------------
                                March 29,   March 30,    March 29,  March 30,
                                 1997         1996         1997      1996
                                ---------   ---------   ----------  ---------
Currently payable:
   Federal                     $31,000      $34,000      $13,000    $17,000
   State and local              19,000       17,000       10,000      8,000
Deferred:
   Federal                       3,000        3,000        1,800      1,000
   State and Local               2,000        1,000        1,200      1,000
                               -------      -------      -------    -------
     Total                     $55,000      $55,000      $26,000    $27,000
                               =======      =======      =======    =======


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

    The sale comprises:
        Sales price                                        $5,000,000
        Less real estate transfer taxes
           and other closing costs                            788,876
                                                           ----------
                  Balance                                   4,211,124

        Cost basis                                            535,219
                                                           ----------

        Gain on sale of property                            3,675,905

    Interest collected (unrecognized) to
      September 30, 1995                                      544,651
    Recognized gain to September 28, 1996                    (103,013)
                                                           ----------

    Unrecognized gain on sale of property
      at September 28, 1996                                 4,117,543

    Period September 29, 1996 to March 29,
      1997 - recognized gain                                  (35,327)
                                                           ----------

    Unrecognized gain on sale of property
      at March 29, 1997                                    $4,082,216
                                                           ==========

                              S I G N A T U R E S

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EICO ELECTRONIC INSTRUMENT CO., INC.

May 7, 1997                      By: /s/ Linda Ashley
                                     ----------------------------------------
                                             Linda Ashley, President

May 7, 1997                      By: /s/ Gordon Katz
                                     ----------------------------------------
                                              Gordon Katz, Secretary