Form 10QSB
period 1997-06-28
EICO ELECTRONIC INSTRUMENT CO INC
filed 1997-08-06
CIK 31862

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 28, 1997

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

             ______________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes ___    No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 25, 1997
Capital stock - $1 par value - 600,380 shares outstanding at July 25, 1997.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDING JUNE 28, 1997

                                 - I N D E X -

Part I - Financial Information:

   Item 1 - Financial Statements

   Balance sheet - June 28, 1997 (unaudited)

   Statement of operations - for the thirty-nine weeks and thirteen weeks ended June 28, 1997 and June 29, 1996 (unaudited)

   Statement of cash flows - for the thirty-nine weeks ended June 28, 1997 and June 29, 1996 (unaudited)

   Notes to Form 10-QSB (unaudited)

   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Signature Page

Item 1. Financial Statements

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET
                              AS AT JUNE 28, 1997
                                  (UNAUDITED)

                      A S S E T S

Cash                                                          $  156,130
Mortgage receivable (less unrecognized
   gain on sale of property of $4,064,017)                          --
Prepaid expenses                                                  10,821
Deferred income taxes                                            569,000
Investment in U.S. Treasury obligations
   (at amortized cost; approximate market $909,000)              910,456

Other assets                                                       9,487
                                                              ----------
          T O T A L                                           $1,655,894
                                                              ==========

                 L I A B I L I T I E S

Accrued wages, taxes and other expenses                       $   44,507
Income taxes payable                                              51,081
Escrow deposit payable (less cash in bank
   account of $29,264)                                              --
                                                              ----------
          Total liabilities                                       95,588
                                                              ----------

        S T O C K H O L D E R S'  E Q U I T Y

Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                                   608,293
Additional paid-in capital                                       617,213
Retained earnings                                                354,791
                                                              ----------
          T o t a l                                            1,580,297

Less cost of 7,913 shares capital
   stock in treasury                                              19,991
                                                              ----------
      Total stockholders' equity                               1,560,306
                                                              ----------
          T O T A L                                           $1,655,894
                                                              ==========

                  The attached notes are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)

                                      Thirty-Nine Weeks      Thirteen Weeks
                                            Ended                Ended
                                      ------------------   ------------------
                                      June 28,  June 29,   June 28,  June 29,
                                        1997      1996       1997      1996
                                      --------  --------   --------  --------
Income:
  Interest on mortgage                $245,641  $249,743   $ 81,523  $ 82,918
  Interest on investments               39,954    43,300     12,970    14,373
  Gain on sale of property              53,526    49,424     18,199    16,804
                                      --------  --------   --------  --------
        T o t a l                      339,121   342,467    112,692   114,095

General and corporate expenses         145,645   155,769     42,293    52,587
                                      --------  --------   --------  --------
Earnings before income taxes           193,476   186,698     70,399    61,508

Income taxes                            85,000    83,000     30,000    28,000
                                      --------  --------   --------  --------
NET EARNINGS                          $108,476  $103,698   $ 40,399  $ 33,508
                                      ========  ========   ========  ========
  Net earnings per share                $.18      $.17       $.07      $.06
                                        ====      ====       ====      ====
  Number of shares used in computing
    net earnings per share             600,380   600,375    600,380   600,375
                                       =======   =======    =======   =======
Dividends declared per share            None      None       None      None
                                        ====      ====       ====      ====

                  The attached notes are made a part hereof.

        Management's discussion and analysis of financial condition and results of operations is included in item 2.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    Thirty-Nine Weeks Ended
                                                   -------------------------
                                                   June 28,         June 29,
                                                     1997             1996
                                                   --------         --------
Cash flows from operating activities:
   Cash paid to suppliers and employees           $(134,192)       $(140,821)
   Interest received                                285,595          284,344
   Income taxes paid                                (78,224)         (73,845)
                                                  ---------        ---------
           Net cash provided by
             operating activities                    73,179           69,678
                                                  ---------        ---------
Cash flows provided by investing activities:
   Proceeds from sale of property -
     collection of mortgage principal                53,526           49,424
   Proceeds from redemption of U.S.
     Treasury obligations                           115,000
   Investment in U.S. Treasury obligation          (155,456)
                                                  ---------        ---------
            Net cash provided by
              investing activities                   13,070           49,424
                                                   --------         --------
Cash flows from financing activities:
   Dividends paid                                  (120,076)        (180,123)
   Payment for treasury stock                                            (60)
                                                  ---------        ---------
           Net cash (used in)
             financing activities                  (120,076)        (180,183)
                                                  ---------        ---------
NET (DECREASE) IN CASH                              (33,827)         (61,081)

Cash - beginning of period                          189,957          162,450
                                                  ---------        ---------
CASH - END OF PERIOD                              $ 156,130        $ 101,369
                                                  =========        =========

(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  - Sheet 2 -

                                                    Thirty-Nine Weeks Ended
                                                   -------------------------
                                                   June 28,         June 29,
                                                     1997             1996
                                                   --------         --------
Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings                                     $108,476         $103,698

  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Gain on sale of property                        (53,526)         (49,424)
    Deferred income taxes                             7,000            7,000

    Decrease (increase) in:
      Prepaid expenses                                5,460           (3,324)
      Other assets                                    2,445            2,989

    Increase (decrease) in:
      Accrued wages, taxes and other expenses         3,548            6,584
      Income taxes payable                             (224)           2,155
                                                   --------         --------
        Net cash provided by operating
         activities                                $ 73,179         $ 69,678
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

     (2) The results of operations for the thirty-nine weeks ended June 28, 1997 are not necessarily indicative of the results of operations for the year ending September 27, 1997.

(Note C):

     Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

     Income taxes on the consolidated statement of operations comprises:

                                 Thirty-Nine Weeks         Thirteen Weeks
                                       Ended                    Ended
                               ---------------------     -------------------
                               June 28,     June 29,     June 28,   June 29,
                                 1997         1996         1997       1996
                               --------     --------     --------   --------
Currently payable:
   Federal                     $52,000      $50,000      $21,000    $16,000
   State and local              26,000       26,000        7,000      9,000
Deferred:
   Federal                       5,000        5,000        2,000      2,000
   State and Local               2,000        2,000                   1,000
                               -------      -------      -------    -------
     Total                     $85,000      $83,000      $30,000    $28,000
                               =======      =======      =======    =======

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

    The sale comprises:
        Sales price                                        $5,000,000
        Less real estate transfer taxes
           and other closing costs                            788,876
                                                           ----------
                  Balance                                   4,211,124

        Cost basis                                            535,219
                                                           ----------
        Gain on sale of property                            3,675,905

    Interest collected (unrecognized) to
      September 30, 1995                                      544,651
    Recognized gain to September 28, 1996                    (103,013)
                                                           ----------
    Unrecognized gain on sale of property
      at September 28, 1996                                 4,117,543

    Period September 29, 1996 to June 28,
      1997 - recognized gain                                  (53,526)
                                                           ----------
    Unrecognized gain on sale of property
      at June 28, 1997                                     $4,064,017
                                                           ==========

Item 2
                     EICO ELECTRONIC INSTRUMENT CO., INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,064,017 is held by the Company. The mortgage, with interest at 8% per year, is payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

     The $299,167 reflected as interest income on mortgage and gain on sale of property in the thirty-nine weeks ended June 28, 1997 is the same amount received in the prior comparative period.

     The Company has cash and investments in U.S. Treasury obligations at June 28, 1997 totalling approximately $1,067,000.

     The Company has no formal material commitment for future capital expenditures.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EICO ELECTRONIC INSTRUMENT CO., INC.

August 1, 1997                             /s/ Linda Ashley
                                           -----------------------
                                           Linda Ashley, President

August 1, 1997                             /s/ Gordon Katz
                                           ----------------------
                                           Gordon Katz, Secretary