Form 10KSB40
period 1997-09-27
EICO ELECTRONIC INSTRUMENT CO INC
filed 1997-12-15
CIK 31862

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 02549
                                   Form 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Sept. 27, 1997            Commission File Number 0-122

                      EICO ELECTRONIC INSTRUMENT CO., INC.

State of Incorporation: New York              I.R.S. Employer I.D. No.:11-524626
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

Revenues for the most recent fiscal year are $456,214.

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form or any amendment to this form.

There are no documents required to be filed by Sec. 12, 13, or 15(d) of the Exchange Act after the distribution of a plan confirmed by a court.

The aggregate market value, determined by multiplying the bid price at September 27, 1997, by the number of shares held by non affiliates of the registrant, is $535,833.

As of September 27, 1997, 600,380 shares of the registrant's Capital Stock were outstanding (exclusive of 7,913 shares held in treasury).

CERTAIN EXHIBITS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ARE INCORPORATED BY REFERENCE

PART I

ITEM l-BUSINESS

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

     (b)(1) For the year ended September 27, 1997, the registrant's main source of income was payments received from the mortgage described above.
     (b)(2)-(10) Not applicable.
     (b)(11) None.
     (b)(12) The company has three employees.

ITEM 2-PROPERTIES

     Registrant's office occupies a space of approximately 150 square feet at 233 Broadway, Suite 1085, New York, N.Y. The lease terminates January 31, 1999. The monthly rental is $840.

ITEM 3-LEGAL PROCEEDINGS

     None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company has not submitted any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Registrant is traded in the over the counter market. The National Quotation Bureau reported a "bid" of 1 and an "asked" of 4 on September 26, 1997 and September 27, 1996. These quotes do not reflect retail mark-ups, mark downs, or commissions, and may not necessarily represent actual transactions

     On September 16, 1997, the Company declared a $.20 per share dividend, payable on January 9, 1998 to shareholders of record on December 4, 1997.

     On September 27, 1996, the company declared a $.20 per share dividend, payable on January 6, 1997 to shareholders of record on December 16, 1996.

     There were 482 shareholders of record as of September 27, 1997.


ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing, New York for $5,000,000. The contract of sale required the purchasers, Syng Man Rhee and Choon Ok Rhee, to pay $750,000 at the closing. In addition, a first mortgage of $4,250,000 is held by the Company. The mortgage principal, with interest at 8% per year, is payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit was recognized until cash payments by the buyers exceeded the Company's cost basis of the property plus selling expenses. Cash payments by the buyers exceeded this level in February 1995. For the years ended September 27, 1997 and September 28, 1996, the financial statements include interest income on the mortgage of $326,798 and $332,323 respectively, and gain on the sale of the real property of $72,091 and $66,566 respectively.

     Mortgage interest income and gain on sale of property in the year 1997 is the same amount received as in the prior comparative year.

     General and corporate expenses decreased in the current year primarily as a result of decreased insurance over increased compensation.

     Investment interest income for this year was approximately the same amount as in the prior comparative year.

     The Company continues its operations, collecting and managing the mortgage receivable as due. The statement of operations for the year ended September 26, 1998 should basically reflect interest income from U.S. Treasury obligations and mortgage interest income, gain on the sale of real property, and expenses at approximately the same level as for the year ended September 27, 1997. The gain on the sale of real property should reflect the final balloon payment for the year ended September 26, 1998. Future dividend payments are currently contemplated. The Company has cash and investments in U.S. Treasury obligations at September 27, 1997 of approximately $1,110,000.

     The Company has no formal material commitment for future capital expenditures.

ITEM 7-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Part II - Item 7


                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                 - I N D E X -

INDEPENDENT AUDITORS' REPORT

BALANCE SHEET AS AT SEPTEMBER 27, 1997
   AND SEPTEMBER 28, 1996

STATEMENT OF OPERATIONS AND RETAINED
   EARNINGS FOR THE YEARS ENDED
   SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

STATEMENT OF CASH FLOWS FOR THE YEARS
   ENDED SEPTEMBER 27, 1997 AND
   SEPTEMBER 28, 1996

NOTES TO FINANCIAL STATEMENTS

                        [LETTERHEAD EISNER & LUBIN LLP]

                          Independent Auditors' Report

To the Board of Directors
   and Stockholders
EICO Electronic Instrument Co., Inc.

     We have audited the accompanying balance sheets of EICO Electronic Instrument Co., Inc. as at September 27, 1997 and September 28, 1996, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EICO Electronic Instrument Co., Inc. at September 27, 1997 and September 28, 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                             /s/ Eisner & Lubin LLP
                                             ----------------------------

                                             CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
October 28, 1997

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET

                                                    September 27,  September 28,
                                                        1997           1996
                                                    -------------  -------------
                    A S S E T S
                    -----------
Cash                                                 $  190,027       $  189,957
Mortgage receivable (less unrecognized
  gain on sale of property of
  $4,045,452 in 1997 and $4,117,543
  in 1996)                                                 --               --
Prepaid expenses                                         10,563           16,281
Deferred income taxes                                   567,000          576,000
Investments in U.S. Treasury obligations
  (at amortized cost; approximate
  market $916,000 in 1997 and $864,000
  in 1996)                                              920,000          870,000
Other assets                                              8,673           11,932
                                                     ----------       ----------
     T O T A L                                       $1,696,263       $1,664,170
                                                     ==========       ==========

               L I A B I L I T I E S
               ---------------------

Accrued wages, taxes and other
  expenses                                           $   40,959       $   40,959
Income taxes payable                                     50,153           51,305
Dividends payable                                       120,076          120,076
Escrow deposit payable (less cash
  in bank account of $92,650 in
  1997 and $83,561 in 1996)                                --               --
                                                     ----------       ----------
     Total liabilities                                  211,188          212,340
                                                     ----------       ----------

       S T O C K H O L D E R S' E O U I T Y
       -------------------------------------

Capital stock - $1 par value - authorized
  1,000,000 shares; issued 608,293
  shares (including treasury shares)                    608,293          608,293
Additional paid-in capital                              617,213          617,213
Retained earnings                                       279,560          246,315
                                                     ----------       ----------
     T o t a 1                                        1,505,066        1,471,821

Less cost of 7,913 of capital
  stock in treasury                                      19,991           19,991

                                                     ----------       ----------
     Total stockholders' equity                       1,485,075        1,451,830
                                                     ----------       ----------
     T O T A L                                       $1,696,263       $1,664,170
                                                     ==========       ==========

           The notes to financial statements are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                     Year Ended     Year Ended
                                                    September 27,  September 28,
                                                    -------------  -------------
                                                         1997            1996

Income:
   Interest on mortgage                               $ 326,798       $ 332,323
   Interest on investments                               57,325          56,335
   Gain on sale of property                              72,091          66,566
                                                      ---------       ---------
     T o t a 1                                          456,214         455,224

General and corporate expenses                          193,893         206,126
                                                      ---------       ---------
Earnings before income taxes                            262,321         249,098

Income taxes                                            109,000         104,000
                                                      ---------       ---------
NET EARNINGS                                            153,321         145,098

Retained earnings - beginning of year                   246,315         221,293

Dividends                                              (120,076)       (120,076)
                                                      ---------       ---------
RETAINED EARNINGS - END OF YEAR                       $ 279,560       $ 246,315
                                                      =========       =========
   Net earnings per share                             $     .26       $     .24
                                                      =========       =========
   Dividends per share                                $     .20       $     .20
                                                      =========       =========
     AVERAGE NUMBER OF SHARES USED
       IN COMPUTING NET EARNINGS
       PER SHARE                                        600,380         600,388
                                                      =========       =========


           The notes to financial statements are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS

                                                      Year Ended    Year Ended
                                                    September 27,  September 28,
                                                         1997           1996
                                                     ------------  -------------
Cash flows from operating activities:
    Cash paid to suppliers and employees               $(190,483)     $(200,754)
    Interest received                                    389,690        380,050
    Income taxes paid                                   (101,152)       (98,172)
                                                       ---------      ---------
         Net cash provided by
          operating activities                            98,055         81,124
                                                       ---------      ---------
Cash flows from investing activities:
    Proceeds from sale of property -
     collection of mortgage principal                     72,091         66,566
    Proceeds from redemptions of U.S.
     Treasury obligations                                115,000        110,000
    Investments in U.S. Treasury
     obligations                                        (165,000)       (50,000)
                                                       ---------      ---------
         Net cash provided by
          investing activities                            22,091        126,566
                                                       ---------      ---------
Cash flows from financing activities:
    Dividends paid                                      (120,076)      (180,123)
    Acquisition of treasury stock                                           (60)
                                                       ---------      ---------
          Net cash (used in)
           financing activities                         (120,076)      (180,183)
                                                       ---------      ---------
NET INCREASE IN CASH                                          70         27,507

Cash - beginning of year                                 189,957        162,450
                                                       ---------      ---------
CASH - END OF YEAR                                     $ 190,027      $ 189,957
                                                       =========      =========

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   - Sheet 2 -

                                                    Year Ended      Year Ended
                                                   September 27,   September 28,
                                                        1997            1996
                                                   -------------   -------------
Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings                                        $ 153,321       $ 145,098

  Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
   Gain on sale of property                             (72,091)        (66,566)
   Deferred income taxes                                  9,000           9,000

   Decrease (increase) in:
     Prepaid expenses                                     5,718          (3,636)
     Other assets                                         3,259           3,804

   (Decrease) in:
     Accrued wages, taxes and
       other expenses                                                    (3,400)
     Income taxes payable                                (1,152)         (3,176)
                                                      ---------       ---------
     Net cash provided by
       operating activities                           $  98,055       $  81,124
                                                      =========       =========


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

     (4) Income Taxes - Deferred taxes are recorded in the accounts to reflect the interperiod allocation of income taxes resulting from differences in reporting revenue and expenses for financial accounting and income tax purposes. The principal temporary difference is reporting the sale of property on the cost recovery method for financial accounting purposes and on the installment method for income tax purposes.

     (5) Investments in U.S. Treasury obligations are classified as being held to maturity and measured at amortized cost.

     The fair market of the investments at September 27, 1997 and September 28, 1996 approximates amortized cost. The investments at September 27, 1997 mature between September 1997 and May 1999.

     (6) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(Continued)

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

     The sale comprises:
          Sales price                                      $5,000,000
          Less real estate transfer taxes
            and other closing costs                           788,876
                                                           ----------
            Balance                                         4,211,124

          Cost basis                                          535,219
                                                           ----------
          Gain on sale of property                          3,675,905

          Interest collected (unrecognized)
            to September 30, 1995                             544,651

          Recognized gain for year ended
            September 28, 1996                               (103,013)
                                                           -----------
          Unrecognized gain on sale of property
            at September 28, 1996                           4,117,543

          Recognized gain for year ended
            September 27, 1997                                (72,091)
                                                           -----------
          Unrecognized gain on sale of property
            at September 27, 1997                          $4,045,452
                                                           ==========


(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 3 -

(Note C) - Income Taxes:

     (1) Income taxes on the statement of operations and retained earnings comprises:

                                                   Year Ended       Year Ended

                                                  September 27,    September 28,
                                                      1997             1996
                                                  -------------    -------------
Currently payable:
   Federal                                           $ 63,000         $ 60,000
   State and local                                     37,000           35,000

Deferred:
   Federal                                              5,000            5,000
   State and local                                      4,000            4,000
                                                     --------         --------

         Total                                       $109,000         $104,000
                                                     ========         ========


     Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

     (2) The federal income tax returns of the Company have not been examined by the Treasury Department in recent years.

(Note D) - Leases:

     The Company rents office space for $10,080 a year under a lease which expires January 31, 1999.

     Rent expense was $11,000 and $10,700 for the years ended in 1997 and 1996, respectively.

(Note E) - Dividends:

     On September 16, 1997, the Company declared a $.20 per share dividend payable on January 9, 1998 to shareholders of record on December 4, 1997.

     On September 27, 1996, the Company declared a $.20 per share dividend payable on January 6, 1997 to shareholders of record on December 16, 1996.

(continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 4 -

(Note F) - Concentration of Credit Risk:

     Cash is maintained at two large New York banks. The uninsured amounts held in demand deposits at these banks in excess of the Federal Deposit Insurance Corporation limit at September 27, 1997 and September 28, 1996 were $77,000 and $87,000, respectively.


(Note G) - Fair Value of Financial
           Investment:

     Mortgage Receivable - Fair value of the mortgage receivable is estimated to approximate carrying value based on estimates of market rates for similar mortgage terms and remaining maturity.

ITEM 8-DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Company Position; and     Has          Shares Beneficially
                      Principal Occupation      Served as        Owned as of
                       During Past 5 Years      a Direc-       Sept. 27, 1997
 Name (age)                    [1]              tor Since       (% of Class)
 ----------                    ---              ---------       ------------

 Linda Ashley         Director, President,        1984         64,547 (10.61%)
 (53)[3]                    Attorney
 Howard S. Kaplan           Director              1972               -0-
 (70)[2]
 Gordon Katz           Director, Secretary        1995               -0-
 (31)[5]                    Attorney

 All Directors [4]
 and Officers as a Group (Three in Group).                     64,547 (10.61%)
------------------------------------------

[1] The information indicated above concerning occupations, age and beneficial ownership of stock has been furnished to the Company by the respective nominees. None of the nominees is a director of any other publicly-held company.
[2] Howard Kaplan practiced law for over 35 years.
[3] The number of shares beneficially owned by Linda Ashley, an attorney since 1982, includes 64,047 shares held of record by Trust f/b/o Linda Ashley ("Trust D"). Linda Ashley is a Co-trustee of Trust A listed in the following chart of Beneficial Owners and a Co-Trustee in Trust D. In such capacity, she shares voting and dispositive power over 304,047 trust shares but disclaims beneficial ownership of the 240,000 shares held in Trust A.
[4] Each executive officer is elected or appointed by the Board of Directors to hold office until a successor is elected and qualified.
[5] Gordon Katz, Linda Ashley's son, has been an attorney since 1992.

ITEM 10-EXECUTIVE COMPENSATION

     No officer or director received more than $100,000.00 during this fiscal year.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN OTHER BENEFICIAL OWNERS

(1) Title of         (2) Name and Address                (3) Amount and             (4) % of Class
     Class               of Beneficial Owner                 Nature of Benefi-
                                                             cial Ownership
--------------------------------------------------------------------------------------------------
Common                  Sophie Ashley                        240,000 (A)                39.45
                        c/o Linda Ashley, Esq.
                        233 Broadway, #1085
                        New York, N.Y. 10279

Common                  Harriet Ehren                         64,548 (B)                10.61
                        c/o Lance Ehren
                        10301 E. Bay Harbor Dr. #5
                        Bay Harbor Isl., Fla. 33154

Common                  Beverly Evangelos                     64,648 (C)                10.61
                        c/o Dr. Daniela Assail
                        Olympic College
                        Math & Sci. Bldg. Room 110
                        1600 Chester Ave.
                        Bremerton, Wa. 98337

Common                  James Tarsy                           54,750                     9.00
                        151 Harbor Rd.
                        Harbor Acres
                        Sands Point, N.Y. 11050
--------------------------------------------------------------------------------------------------

(A) Shares held of record by Trust u/w/o Harry Ashley f/b/o Sophie Ashley ("Trust A").
(B) Includes 64,048 shares held of record by Trust f/b/o Harriet Ashley ("Trust B").
(C) Includes 64,048 shares held of record by Trust f/b/o Beverly Evangelos ("Trust C").

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     NONE.

PART IV


ITEM 13 EXHIBITS AND REPORTS ON FORM 1OKSB

     (a)(1) and (2) Financial statements are filed as part of this Report. See Index - Financial Statements - Item 7 herein.

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

     3.3 Amendment to Certificate of Incorporation of EICO Electronic Instrument Co., Inc., incorporated by reference, as number 11.1 to Registrant's Form 10-K for the fiscal year ended September 30, 1989.

     10.8 Mortgage held by Company on 131-01 39th Avenue, Queens, N.Y. incorporated by reference, as Exhibit 10.8 to Registrant's Form 10KSB for the fiscal year ended October 2, 1993.

     12.1 Lease for office for fiscal year ended September 27, 1997.

     (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this Report.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EICO ELECTRONIC INSTRUMENT CO., INC.

Nov. 26, 1997                           /s/ Linda Ashley
                                        -----------------------------
                                            Linda Ashley, President


Nov. 26, 1997                           /s/ Gordon Katz
                                        -----------------------------
                                            Gordon Katz, Secretary

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EICO ELECTRONIC INSTRUMENT CO., INC.



Nov. 26, 1997                           /s/ Linda Ashley
                                        -----------------------------
                                            Linda Ashley, President


Nov. 26, 1997                           /s/ Gordon Katz
                                        -----------------------------
                                            Gordon Katz, Secretary

                                  EXHIBIT INDEX

EXHIBIT         DESCRIPTION
NUMBER
3.1             Certificate of Incorporation of EICO Electronic
                Instrument Co., Inc. as currently in effect.*
3.2             By Laws of EICO Electronic Instrument Co., Inc. as currently in effect.*
3.3             Amendment to Certificate of Incorporation previously
                numbered 11.1**
10.8            Mortgage held by Company for 131-01 39th Ave., Queens, N.Y.***
12.1            Lease for Office at 233 Broadway, #1085, N.Y., N.Y.

* Incorporated by reference to Registrant's form 10-K for the year ended October 3, 1981.

**Incorporated by reference and annexed to Registrant's form 10-K for the year ended September 30, 1989.

***Incorporated by reference and annexed to Registrant's form 10KSB for the fiscal year ended October 2, 1993.