Form 10QSB
period 1997-12-27
EICO ELECTRONIC INSTRUMENT CO INC
filed 1998-02-06
CIK 31862

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 27, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 29, 1998 capital stock - $1 par value - 600,380 shares outstanding.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDING DECEMBER 27, 1997

                                 - I N D E X -

Part I - Financial Information:

   Item 1 - Financial Statements

   Balance sheet - December 27, 1997 (unaudited)

   Statement of operations - thirteen weeks ended
     December 27, 1997 and December 28, 1996
     (unaudited)

   Statement of cash flows - thirteen weeks ended
     December 27, 1997 and December 28, 1996
     (unaudited)

   Notes to Form 10-QSB (unaudited)

   Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations

   Signature Page

Item 1. Financial Statements

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET
                            AS AT DECEMBER 27, 1997
                                  (UNAUDITED)

                      A S S E T S

Cash                                                          $  291,299
Mortgage receivable (less unrecognized
   gain on sale of property of $4,026,513)                          --
Prepaid expenses                                                   8,279
Deferred income taxes                                            565,000
Investment in U.S. Treasury obligations
   (at amortized cost, approximates market)                      882,448
Other assets                                                       7,873
                                                              ----------
          T O T A L                                           $1,754,899

                                                              ==========

                 L I A B I L I T I E S

Accrued wages, taxes and other expenses                       $   48,167
Income taxes payable                                              63,937
Dividends payable                                                120,076
Escrow deposit payable (less cash in bank
   account of $35,529)                                              --
                                                              ----------
          Total liabilities                                      232,180
                                                              ----------

        S T O C K H O L D E R S'  E Q U I T Y

Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                                   608,293
Additional paid-in capital                                       617,213
Retained earnings                                                317,204
                                                              ----------
          T o t a l                                            1,542,710

Less cost of 7,913 shares capital
   stock in treasury                                              19,991
                                                              ----------
      Total stockholders' equity                               1,522,719
                                                              ----------
          T O T A L                                           $1,754,899
                                                              ==========

                  The attached notes are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)

                                                Thirteen Weeks Ended
                                           ------------------------------
                                           December 27,      December 28,
                                               1997              1996
                                           ------------      ------------
Income:
  Interest on mortgage                     $    80,784       $    82,235
  Interest on investments                       12,551            13,804
  Gain on sale of property                      18,939            17,488
                                           -----------       -----------
        T o t a l                              112,274           113,527

General and corporate expenses                  46,630            46,460

                                           -----------       -----------
Earnings before income taxes                    65,644            67,067

Income taxes                                    28,000            29,000
                                           -----------       -----------
NET EARNINGS                               $    37,644       $    38,067
                                           ===========       ===========
  Net earnings per share                   $       .06       $       .06
                                           ===========       ===========
  Number of shares used in computing
     earnings per share                        600,380           600,380
                                           ===========       ===========
Dividends per share                               None              None
                                           ===========       ===========


                  The attached notes are made a part hereof.

        Management's discussion and analysis of financial condition and results of operations is included in item 2.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                      Thirteen Weeks Ended
                                                 -----------------------------
                                                 December 27,     December 28,
                                                     1997             1996
                                                  ---------        ---------
Cash flows from operating activities:
   Cash paid to suppliers and employees           $ (38,622)       $ (39,137)
   Interest received                                 95,619          101,228
   Income taxes paid                                (12,216)          (7,034)
                                                  ---------        ---------
           Net cash provided by
             operating activities                    44,781           55,057
                                                  ---------        ---------
Net cash provided by investing activities:
   Proceeds from sale of property -
     collection of mortgage principal                18,939           17,488
   Proceeds from redemption of U.S.
     Treasury obligations                           320,000
   Investment in U.S. Treasury obligations         (282,448)
                                                  ---------        ---------
            Net cash provided by
              investing activities                   56,491           17,488
                                                  ---------        ---------

NET (INCREASE) IN CASH                              101,272           72,545


Cash - beginning of period                          190,027          189,957
                                                  ---------        ---------
CASH - END OF PERIOD                              $ 291,299        $ 262,502
                                                  =========        =========

(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  - Sheet 2 -

                                                    Thirty-Nine Weeks Ended
                                                 -----------------------------
                                                 December 27,     December 28,
                                                     1997             1996
                                                  ---------        ---------
Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings                                     $ 37,644         $ 38,067

  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Gain on sale of property                        (18,939)         (17,488)
    Deferred income taxes                             2,000            2,000

    Decrease in:
      Prepaid expenses                                2,284            5,592
      Other assets                                      800              815

    Increase in:
      Accrued wages, taxes and other expenses         7,208            6,105
      Income taxes payable                           13,784           19,966
                                                   --------         --------
        Net cash provided by operating
         activities                                $ 44,781         $ 55,057
                                                   ========         ========

                  The attached notes are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                             NOTES TO FORM 10-QSB
                                  (UNAUDITED)

(Note A):

     The financial information contained in this Form 10-QSB represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual Form 10-KSB for the year ended September 27, 1997; the condensed financial data included herein should be read in conjunction with the annual report.

(Note B):

     (1) In management's opinion, all necessary adjustments have been made in order to present fairly the results for the interim periods.

     (2) The results of operations for the thirteen weeks ended December 27, 1997 are not necessarily indicative of the results of operations for the year ending October 3, 1998.

(Note C):

     Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

     Income taxes on the consolidated statement of operations comprises:

                                   Thirteen Weeks
                                       Ended
                             --------------------------
                             December 27,  December 27,
                                1997          1996
                             ------------  ------------
Currently payable:
   Federal                     $17,000      $18,000
   State and local               9,000        9,000
Deferred: Federal                2,000        2,000
                               -------      -------
     Total                     $28,000      $29,000
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

    The sale comprises:
        Sales price                                        $5,000,000
        Less real estate transfer taxes
           and other closing costs                            788,876
                                                           ----------
                  Balance                                   4,211,124

        Cost basis                                            535,219
                                                           ----------
        Gain on sale of property                            3,675,905

    Interest collected (unrecognized) to
      September 30, 1995                                      544,651
    Recognized gain to September 27, 1997                    (175,104)
                                                           ----------
    Unrecognized gain on sale of property
      at September 27, 1997                                 4,045,452

    Period September 28, 1996 to December 27,
      1997 - recognized gain                                  (18,939)
                                                           ----------
    Unrecognized gain on sale of property
      at December 27, 1997                                 $4,026,513
                                                           ==========

Item 2
                     EICO ELECTRONIC INSTRUMENT CO., INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,026,513 is held by the Company. The mortgage principal, with interest at 8% per year, is payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

     The $99,723 reflected as interest income on mortgage and gain on sale of property in the thirteen weeks ended December 27, 1997 is the same amount received in the prior comparative period.

     Interest income declined slightly due to lower rates on new investments compared to rates on redeemed investments.

     The Company has cash and investments in U.S. Treasury obligations at December 27, 1997 totalling approximately $1,174,000.

     The Company has no formal material commitment for future capital expenditures.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EICO ELECTRONIC INSTRUMENT CO., INC.

February 4, 1997                           /s/ Linda Ashley
                                           -----------------------
                                           Linda Ashley, President

February 4, 1997                           /s/ Gordon Katz
                                           ----------------------
                                           Gordon Katz, Secretary