Form 10QSB
period 1998-03-28
EICO ELECTRONIC INSTRUMENT CO INC
filed 1998-05-14
CIK 31862

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 28, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 7, 1998 capital stock - $1 par value - 600,380 shares outstanding.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDING DECEMBER 27, 1997

                                 - I N D E X -

Part I - Financial Information:

   Item 1 - Financial Statements

   Balance sheet - March 28, 1998 (unaudited)

   Statement of operations - twenty-six weeks
     and thirteen weeks ended March 28,
      1998 and March 29, 1997
      (unaudited)

   Statement of cash flows - twenty-six weeks ended
     March 28, 1998 and March 29, 1997
     (unaudited)

   Notes to Form 10-QSB (unaudited)

   Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations

   Signature Page

Item 1. Financial Statements

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                                 BALANCE SHEET
                            AS AT MARCH 28, 1998
                                  (UNAUDITED)

                      A S S E T S

Cash                                                          $  101,297
Mortgage receivable (less unrecognized
   gain on sale of property of $4,007,195)                          --
Prepaid expenses                                                  13,024
Deferred income taxes                                            562,000
Investment in U.S. Treasury obligations
   (at amortized cost, approximates market)                      989,618
Other assets                                                       7,074
                                                              ----------
          T O T A L                                           $1,673,013
                                                              ==========

                 L I A B I L I T I E S

Accrued wages, taxes and other expenses                       $   61,067
Income taxes payable                                              59,544
Escrow deposit payable (less cash in bank
   account of $99,073)                                              --
                                                              ----------
          Total liabilities                                      120,611
                                                              ----------

        S T O C K H O L D E R S'  E Q U I T Y

Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                                   608,293
Additional paid-in capital                                       617,213
Retained earnings                                                346,887
                                                              ----------
          T o t a l                                            1,572,393

Less cost of 7,913 shares capital
   stock in treasury                                              19,991
                                                              ----------
      Total stockholders' equity                               1,552,402
                                                              ----------
          T O T A L                                           $1,673,013
                                                              ==========

                  The attached notes are made a part hereof.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                  (UNAUDITED)

                                              Twenty-Six Weeks Ended                    Thirteen Weeks Ended
                                           ------------------------------           ------------------------------
                                            March 28,         March 29,               March 28,         March 29,
                                               1998              1997                    1998              1997
                                           ------------      ------------           ------------      ------------
Income:
  Interest on mortgage                     $   161,188       $   164,118            $    80,404       $    81,883
  Interest on investments                       25,000            26,984                 12,449            13,180
  Gain on sale of property                      38,257            35,327                 19,318            17,839
                                           -----------       -----------            -----------       -----------
        T o t a l                              224,445           226,429                112,171           112,902

General and corporate expenses                 102,118           103,352                 55,488            56,892
                                           -----------       -----------            -----------       -----------
Earnings before income taxes                   122,327           123,077                 56,683            56,010

Income taxes                                    55,000            55,000                 27,000            26,000
                                           -----------       -----------            -----------       -----------
NET EARNINGS                               $    67,327       $    68,077            $    29,683       $    30,010
                                           ===========       ===========            ===========       ===========
  Net earnings per share                   $       .11       $       .11            $       .05       $       .05
                                           ===========       ===========            ===========       ===========
  Number of shares used in computing
     earnings per share                        600,380           600,380                600,380           600,380
                                           ===========       ===========            ===========       ===========
Dividends declared per share                      None              None                   None              None
                                           ===========       ===========            ===========       ===========

                  The attached notes are made a part hereof.

        Management's discussion and analysis of financial condition and results of operations is included in item 2.

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                     Twenty-Six Weeks Ended
                                                 -----------------------------
                                                   March 28,       March 29,
                                                     1998             1997
                                                  ---------        ---------
Cash flows from operating activities:
   Cash paid to suppliers and employees           $ (80,411)       $ (81,416)
   Interest received                                183,727          201,130
   Income taxes paid                                (40,609)         (55,339)
                                                  ---------        ---------
           Net cash provided by
             operating activities                    62,707           64,375
                                                  ---------        ---------
Cash flows from investing activities:
   Proceeds from sale of property -
     collection of mortgage principal                38,257           35,327
   Proceeds from redemption of U.S.
     Treasury obligations                           320,000          115,000
   Investment in U.S. Treasury obligations         (389,618)
                                                  ---------        ---------
            Net cash provided by (used in)
              investing activities                  (31,361)         150,327
                                                  ---------        ---------
Cash flows (used in) financing
    activities - dividends paid                    (120,076)        (120,076)
NET INCREASE (DECREASE) IN CASH                     (88,730)          94,626

Cash - beginning of period                          190,027          189,957
                                                  ---------        ---------
CASH - END OF PERIOD                              $ 101,297        $ 284,583
                                                  =========        =========

(Continued)

                     EICO ELECTRONIC INSTRUMENT CO., INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  - Sheet 2 -

                                                    Twenty-Six Weeks Ended
                                                 -----------------------------
                                                   March 28,       March 29,
                                                     1998             1997
                                                  ---------        ---------
Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings                                     $ 67,327         $ 68,077

  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Gain on the sale of property                    (38,257)         (35,327)
    Deferred income taxes                             5,000            5,000

    Decrease (increase) in:
      Prepaid expenses                               (2,461)          10,028
      Other assets                                    1,599            1,600

    Increase (decrease) in:
      Accrued wages, taxes and other expenses        20,108           20,336
      Income taxes payable                            9,391           (5,339)
                                                   --------         --------
        Net cash provided by operating
         activities                                $ 62,707         $ 64,375
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

     (2) The results of operations for the twenty-six weeks ended March 28, 1998 are not necessarily indicative of the results of operations for the year ending October 3, 1998.

(Note C):

     Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

     Income taxes on the consolidated statement of operations comprises:

                                    Twenty-Six                            Thirteen
                                   Weeks   Ended                         Weeks Ended
                             --------------------------          --------------------------
                               March 28,     March 29,             March 28,     March 29,
                                1998          1997                  1998          1997
                             ------------  ------------           ------------  ------------
Currently payable:
   Federal                     $31,000      $31,000                 $14,000      $13,000
   State and local              19,000       19,000                  10,000       10,000
Deferred:
   Federal                       3,000        3,000                   1,000        1,800
   State and local               2,000        2,000                   2,000        1,200
                               -------      -------                 -------      -------
     Total                     $55,000      $55,000                 $27,000      $26,000
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

    The sale comprises:
        Sales price                                        $5,000,000
        Less real estate transfer taxes
           and other closing costs                            788,876
                                                           ----------
                  Balance                                   4,211,124

        Cost basis                                            535,219
                                                           ----------
        Gain on sale of property                            3,675,905

    Interest collected (unrecognized) to
      September 30, 1995                                      544,651
    Recognized gain to September 27, 1997                    (175,104)
                                                           ----------
    Unrecognized gain on sale of property
      at September 27, 1997                                 4,045,452

    Period September 28, 1996 to December 27,
      1997 - recognized gain                                  (38,257)
                                                           ----------
    Unrecognized gain on sale of property
      at March 28, 1998                                    $4,007,195
                                                           ==========

Item 2
                     EICO ELECTRONIC INSTRUMENT CO., INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,007,195 is held by the Company. The mortgage principal, with interest at 8% per year, is payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

     The $199,445 reflected as interest income on mortgage and gain on sale of property in the twenty-six weeks ended March 28, 1998 is the same amount received in the prior comparative period.

     Interest income declined slightly due to lower rates on new investments compared to rates on redeemed investments.

     The Company has cash and investments in U.S. Treasury obligations at March 28, 1998 totalling approximately $1,091,000.

     The Company has no formal material commitment for future capital expenditures.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EICO ELECTRONIC INSTRUMENT CO., INC.

May 11, 1998                               /s/ Linda Ashley
                                           -----------------------
                                           Linda Ashley, President

May 11, 1998                                /s/ Gordon Katz
                                           ----------------------
                                           Gordon Katz, Secretary