Form 10QSB
period 1998-06-27
EICO ELECTRONIC INSTRUMENT CO INC
filed 1998-08-03
CIK 31862

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   Form 1O-QSB

(Mark One)

      |x| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

            For the quarterly period ended June 27, 1998

      |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

            For the transition period from_____________to_____________

                          Commission file number 0-122

                      EICO Electronic Instrument Co., Inc.
               ---------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          New York                                       11-1524626
  --------------------------------            --------------------------------
    (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

                 233 Broadway, Suite 1085, New York, N.Y. 10279
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 566-4995
              -----------------------------------------------------
                           (Issuer's telephone number)

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 9O days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 23, 1998

Capital stock - $1 par value - 600,380 shares

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDING JUNE 27, 1998

                                     -INDEX-

Part I - Financial Information:

      Item 1 - Financial Statements

      Balance sheet - June 27, 1998 (unaudited)

      Statement of operations - for the thirty-nine weeks and thirteen weeks ended June 27, 1998 and June 28, 1997 (unaudited)

      Statement of cash flows - for the thirty-nine weeks ended June 27, 1998 and June 28, 1997 (unaudited)

      Notes to Form 10-QSB (unaudited)

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Signature Page

Item 1. Financial Statements

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET
                               AS AT JUNE 27, 1998
                                   (UNAUDITED)

                                     ASSETS

Cash                                                    $   44,103
Mortgage receivable (less unrecognized
  gain on sale of property of $3,987,484)                       --
Prepaid expenses                                            27,183
Deferred income taxes                                     560, 000
Investment in U.S. Treasury obligations
  (at amortized cost; which approximates
  market)                                                1,045,561
Other assets                                                 6,673
                                                        ----------

      TOTAL                                             $1,683,520
                                                        ==========

                                   LIABILITIES

Accrued wages, taxes and other expenses                 $   3l,911
Income taxes payable                                        59,883
Escrow deposit payable (less cash
   in bank account of $41,970)                                  --
                                                        ----------

      Total liabilities                                     91,794
                                                        ----------

                              STOCKHOLDERS' EQUITY

Capital stock - $1 par value - authorized
  1,000,000 shares; issued 608,293 shares
   (including treasury shares)                             608,293
Additional paid-in capital                                 617,213
Retained earnings                                          386,211
                                                        ----------

      Total                                              1,611,717

Less cost of 7,913 shares capital
    stock in treasury                                       19,991
                                                        ----------
Total stockholders' equity                               1,591,726
                                                        ----------

      TOTAL                                             $1,683,520
                                                        ==========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                Thirty-Nine            Thirteen
                                Weeks Ended           Weeks Ended
                            -------------------   -------------------
                            June 27,   June 28,   June 27,   June 28,
                              1998       1997       1998       1997
                            --------   --------   --------   --------
Income:
     Interest on mortgage   $241,199   $245,641   $ 80,011   $ 81,523
     Interest on
       investment             37,544     39,954     12,544     12,970
     Gain on sale
       of property            57,968     53,526     19,711     18,199
                            --------   --------   --------   --------

           Total             336,711    339,121    112,266    112,692

General and corporate
     expenses                148,060    145,645     45,942     42,293
                            --------   --------   --------   --------

Earnings before
     income taxes            188,651    193,476     66,324     70,399

Income taxes                  82,000     85,000     27,000     30,000
                            --------   --------   --------   --------

NET EARNINGS                $106,651   $108,476   $ 39,324   $ 40,399
                            ========   ========   ========   ========

    Net earnings
       per share            $    .18   $    .18   $    .07   $    .07
                            ========   ========   ========   ========
    Number of shares
       used in computing
       net earnings
       per share             600,380    600,375    600,380    600,380
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

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                      Thirty-Nine
                                                      Weeks Ended
                                               -------------------------
                                                 June 27,      June 28,
                                                   1998          1997
                                               -----------   -----------
Cash flows from operating activities:
    Cash paid to suppliers and employees       $  (170,019)   $(134,192)
    Interest received                              277,034      285,595
    Income taxes paid                              (65,270)     (78,224)
                                               -----------   -----------

              Net cash provided by
                 operating activities               41,745       73,179
                                               -----------   -----------

Cash flows provided by investing activities:
    Proceeds from sale of property -
     collection of mortgage principal               57,968       53,526
    Proceeds from redemption of U.S.
     Treasury obligations                          907,448      115,000
    Investment in U.S. Treasury obligation      (1,033,009)    (155,456)
                                               -----------   -----------

              Net cash provided by (used in)
                investing activities               (67,593)      13,070
                                               -----------   -----------
Cash flows from financing activities -
  dividends paid                                  (120,016)    (120,076)
                                               -----------   -----------
NET (DECREASE) IN CASH                            (145,924)     (33,827)

Cash - beginning of period                         190,027      189,957
                                               -----------   -----------
CASH - END OF PERIOD                           $    44,103    $ 156,130
                                               ===========   ===========

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -Sheet 2 -

                                                            Thirty-Nine
                                                            Weeks Ended
                                                       ----------------------
                                                        June 27,     June 29,
                                                          1998         1997
                                                       ---------    ---------
Reconciliation of net earnings to net
cash provided by operating activities:
   Net earnings                                        $ 106,651    $ 108,476

   Adjustments to reconcile net
   earnings to net cash provided by
   operating activities:
      Gain on the sale of property                       (57,968)     (53,526)
      Deferred income taxes                                7,000        7,000

      Decrease (increase) in:
         Prepaid expenses                                (16,620)       5,460
         Other costs                                       2,000        2,445

      Increase (decrease) in:
         Accrued wages, taxes and
            other expenses                                (9,048)       3,548
         Income taxes payable                              9,730         (224)
                                                       ---------    ---------
             Net cash provided by
                operating activities                   $  41,745    $  73,179
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

      (2) The results of operations for the thirty-nine weeks ended June 27, 1998 are not necessarily indicative of the results of operations for the year ending October 3, 1998.

(Note C):

      Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

      Income taxes on the consolidated statement of operations comprises:

                                    Thirty-Nine         Thirteen
                                    Weeks Ended        Weeks Ended
                                 -----------------   -----------------
                                 June 27,  June 28,  June 27, June 28,
                                   1998      1997      1998      1997
                                 -------   -------   -------   -------
Currently payable:
    Federal                      $46,000   $52,000   $l5,000   $21,000
    State and local               29,000    26,000    10,000     7,000
Deferred:
    Federal                        4,000     5,000     1,000     2,000
    State and local                3,000     2,000     1,000
                                 -------   -------   -------   -------
         Tota1                   $82,000   $85,000   $27,000   $30,000
                                 =======   =======   =======   =======

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                              NOTES TO FORM 10-QSB
                                   (UNAUDITED)
                                   -Sheet 2 -

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

  The sale comprises:
    Sales price                                                     $ 5,000,000
    Less real estate transfer taxes
      and other closing costs                                           788,876
                                                                    -----------

      Balance                                                         4,211,124

    Cost basis                                                          535,219
                                                                    -----------

    Gain on sale of property                                          3,675,905

    Interest collected (unrecognized)
     to September 30, 1995                                              544,651

    Recognized gain to September 27, 1997                              (175,104)
                                                                    -----------
    Unrecognized gain on sale of property
      at September 27, 1997                                           4,045,452

    Period September 28, 1997 to June 27,
      1998 - recognized gain                                            (57,968)
                                                                    -----------
    Unrecognized gain on sale of property
      at June 27, 1998                                              $ 3,987,484
                                                                    ===========

Item 2
                      EICO ELECTRONIC INSTRUMENT CO., INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. The contract of sale required the purchasers to pay $750,000 at the closing. In addition, a first mortgage with a balance of $4,082,216 is held by the Company. The mortgage principal, with interest at 8% a year, is payable in 60 monthly payments of $33,241 beginning September 1993, with balloon payment of $4,000,617 due September 1998. For financial accounting purposes, the Company has recorded the sale on the cost recovery method. Using this method, no profit is recognized until cash payments by the buyers exceed the Company's cost basis of the property plus selling expenses. This level of buyer payment occurred during the year ended September 30, 1995.

            The $299,167 reflected as interest income on mortgage and gain on sale of property in the thirty-nine weeks ended June 27, 1998 is the same amount received in the prior comparative period.

            Interest income decline slightly due to lower rates on new investments compared to rates on redeemed investments.

            The Company has cash and investments in U.S. Treasury obligations at June 27, 1998 of $1,090,000.

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

                                     EICO ELECTRONIC INSTRUMENT CO., INC.
                                                (Registrant)


August 1, 1998                        By /s/ Linda Ashley
                                         ----------------------------
                                         Principal Financial Officer


August 1, 1998                        By /s/ Gordon Katz
                                         ----------------------------
                                         Secretary