Form 10KSB
period 1998-10-03
EICO ELECTRONIC INSTRUMENT CO INC
filed 1998-12-31
CIK 31862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 02549
                                   Form 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 1998           Commission File Number 0-122

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

Revenues for the most recent fiscal year are $4,622,730.

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

The aggregate market value, determined by multiplying the bid price at October 3, 1998, by the number of shares held by non affiliates of the registrant, is $431,980.

As of October 3, 1998, 598,307 shares of the registrant's Capital Stock were outstanding (exclusive of 9,986 shares held in treasury).

CERTAIN EXHIBITS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ARE INCORPORATED BY REFERENCE

                                     PART I

ITEM I-BUSINESS

      (a) The major asset (other than cash and investment in U.S. Treasury obligations) of the corporation was the first mortgage it held on the property it formerly owned, located at 131-01 39th Avenue, Flushing, N.Y. On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. Pursuant to the purchase money mortgage, the purchasers, Syng Man Rhee and Choon Ok Rhee, were required to pay the mortgage principal of $4,250,000, with interest at 8% per year, at the rate of $33,241 per month for 60 monthly payments that began in September 1993, with a balloon payment of $4,000,617 due September 1998. A balloon payment was paid October 13, 1998.

      Registrant's prior history includes the design, production and distribution of electronic test instruments, and security devices.

      (b)(1) For the year ended October 3, 1998, the registrant's main source of income was payments received from the mortgage described above.

      (b)(2)-(10) Not applicable.

      (b)(11) None.

      (b)(12) The company had three employees for much of the year.

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

PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of the Registrant is traded in the over the counter market. The National Quotation Bureau reported a "bid" of 2.625 and an "asked" of 4.5 on October 2, 1998, and a "bid" of 1 and an "asked" of 4 on September 26, 1997. These quotes do not reflect retail mark-ups, mark downs, or commissions, and may not necessarily represent actual transactions

      On September 16, 1997, the Company declared a $.20 per share dividend, payable on January 9, 1998 to shareholders of record on December 4, 1997.

      There were 292 shareholders of record as of October 3, 1998.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      On June 25, 1993, the Company sold its real property in Flushing, New York for $5,000,000. The contract of sale required the purchasers, Syng Man Rhee and Choon Ok Rhee, to pay $750,000 at the closing. In addition, a first mortgage of $4,250,000 was held by the Company. The mortgage principal, with interest at 8% per year, was payable in 60 monthly payments of $33,241 beginning September 1993, with a balloon payment of $4,000,617 due September 25, 1998. For financial accounting purposes, the Company had recorded the sale on the cost recovery method. Using this method, no profit was recognized until cash payments by the buyers exceeded the Company's cost basis of the property plus selling expenses. Cash payments by the buyers exceeded this level in February 1995.

      On September 25, 1998, the balloon payment was not received. The collectability of the receivable was evaluated on that date. The company was informed by the purchasers that they intended to make such payment but their financing was not finalized to conclude a timely closing. The closing occurred on October 13, 1998. In addition, a late payment penalty of $200,000 was received. Based on the information it received from the purchasers as at the date of the balloon, the company was reasonably assured of collecting the balloon and recorded the gain and late payment penalty on the full accrual method in the statements for the year ended October 3, 1998.

      For the years ended October 3, 1998, and September 27, 1997, the financial statements include interest income on the mortgage of $326,912 and $326,798 respectively, and gain on the sale of the real property of $4,045,452 and $72,091 respectively.

      Investment interest income for this year decreased because of lower rates compared to the prior year.

      General and corporate expenses increased in the current year primarily as a result of increased compensation and professional fees incurred due to the collection of the mortgage and late payment penalty.

      After collection of the mortgage, the company has cash and investments in Treasury obligations of approximately $5,300,000 and shareholders equity of approximately $3,800,000.

      The Company is currently evaluating its options for the future and has no formal material commitment for future capital expenditures.

ITEM 7-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                    - INDEX -

INDEPENDENT AUDITORS' REPORT

BALANCE SHEET AS AT OCTOBER 3, 1998
    AND SEPTEMBER 27, 1997

STATEMENT OF OPERATIONS AND RETAINED
    EARNINGS FOR THE YEARS ENDED
    OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

STATEMENT OF CASH FLOWS FOR THE YEARS
    ENDED OCTOBER 3, 1998 AND
    SEPTEMBER 27, 1997

NOTES TO FINANCIAL STATEMENTS

                       [LETTERHEAD OF EISNER & LUBIN LLP]

                          Independent Auditors' Report

To the Board of Directors
    and Stockholders
EICO Electronic Instrument Co., Inc.

            We have audited the accompanying balance sheets of EICO Electronic Instrument Co., Inc. as at October 3, 1998 and September 27, 1997, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EICO Electronic Instrument Co., Inc. at October 3, 1998 and September 27, 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                 /s/ Eisner & Lubin LLP
                                                 ----------------------------
                                                 CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 13, 1998

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET

                                                       October 3,  September 27,
                                                          1998         1997
                                                      ----------    ----------
                      ASSETS
Cash                                                  $  139,234    $  190,027
Mortgage receivable (less unrecognized
  gain on sale of property of
  $4,045,452 in 1997)                                  3,974,124            --
Mortgage interest and penalty
  receivable - net of escrow balance                     155,517
Prepaid expenses                                          13,760        10,563
Deferred income taxes                                                  567,000
Investments in U.S. Treasury obligations
  (at amortized cost; approximate
  market $1,039,000 in 1998 and
  $916,000 in 1997)                                    1,038,590       920,000
Other assets                                               5,414         8,673
                                                      ----------    ----------
       TOTAL                                          $5,326,639    $1,696,263
                                                      ==========    ==========

                   LIABILITIES

Accrued taxes and other expenses                      $   86,123    $   40,959
Income taxes payable                                   1,433,223        50,153
Dividends payable                                                      120,076
Escrow deposit payable (less cash
  in bank account of $92,650 in 1997)                                       --
                                                      ----------    ----------
       Total liabilities                               1,519,346       211,188
                                                      ----------    ----------

               STOCKHOLDERS' EQUITY

Capital stock - $1 par value - authorized
  1,000,000 shares; issued 608,293
  shares (including treasury shares)                     608,293       608,293
Additional paid-in capital                               617,213       617,213
Retained earnings                                      2,609,033       279,560
                                                      ----------    ----------
       Total                                           3,834,539     1,505,066

Less cost of 9,986 shares in 1998
  and 7,913 shares in 1997 of
  capital stock in treasury                               27,246        19,991
                                                      ----------    ----------
       Total stockholders' equity                      3,807,293     1,485,075
                                                      ----------    ----------
       TOTAL                                          $5,326,639    $l,696,263
                                                      ==========    ==========

            The notes to financial statements are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                   Year Ended       Year Ended
                                                   October 3,      September 27,
                                                     1998              1997
                                                   ----------      ----------
Income:
  Interest on mortgage                             $  326,912      $  326,798
  Interest on investments                              50,336          57,325
  Gain on sale of property                          4,045,452          72,091
  Late payment penalty                                200,030
                                                   ----------      ----------
    Total                                           4,622,730         456,214
General and corporate expenses                        253,257         193,893
                                                   ----------      ----------
Earnings before income taxes                        4,369,473         262,321
Income taxes                                        2,040,000         109,000
                                                   ----------      ----------
NET EARNINGS                                        2,329,473         153,321
Retained earnings - beginning of year                 279,560         246,315
Dividends                                                            (120,076)
                                                   ----------      ----------
RETAINED EARNINGS - END OF YEAR                    $2,609,033      $  279,560
                                                   ==========      ==========
  Net earnings per share                           $     3.88      $      .26
                                                   ==========      ==========
  Dividends per share                              $      --       $      .20
                                                   ==========      ==========
    AVERAGE NUMBER OF SHARES USED
      IN COMPUTING NET EARNINGS
      PER SHARE                                       600,274         600,380
                                                   ==========      ==========

            The notes to financial statements are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS

                                                   Year Ended       Year Ended
                                                    October 3,     September 27,
                                                      1998             1997
                                                   -----------      -----------
Cash flows from operating activities:
  Cash paid to suppliers and employees             $  (204,834)     $  (190,483)
  Interest received                                    374,051          389,690
  Income taxes paid                                    (89,930)        (101,152)
  Late fee penalty collected                            44,513
                                                   -----------      -----------

           Net cash provided by
             operating activities                      123,800           98,055
                                                   -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of property -
    collection of mortgage principal                    71,328           72,091
  Proceeds from redemptions of U.S.
    Treasury obligations                             1,027,170          115,000
  Investments in U.S. Treasury
    obligations                                     (1,145,760)        (165,000)
                                                   -----------      -----------

          Net cash provided by (used in)
            investing activities                       (47,262)          22,091
                                                   -----------      -----------

Cash flows from financing activities:
  Dividends paid                                      (120,076)        (120,076)
  Acquisition of treasury stock                          7,255
                                                   -----------      -----------

          Net cash (used in)
            financing activities                      (127,331)        (120,076)
                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH                        (50,793)              70
Cash - beginning of year                               190,027          189,957
                                                   -----------      -----------
CASH - END OF YEAR                                 $   139,234      $   190,027
                                                   ===========      ===========


(Continued)                                                                   4.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   - Sheet 2 -

                                                   Year Ended       Year Ended
                                                    October 3,     September 27,
                                                       1998            1997
                                                   -----------     -----------
Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings                                     $ 2,329,473     $   153,321

  Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Gain on sale of property (less
      $3,974,124 of gain recognized
      in 1998 and collected
      subsequently to October 3, 1998)                 (71,328)        (72,091)
    Deferred income taxes                              567,000           9,000

    Decrease (increase) in:
      Prepaid expenses                                  (3,197)          5,718
      Other assets                                       3,259           3,259
      Mortgage receivable                           (3,974,124)
      Mortgage interest and penalty
        receivable - net of escrow
        balance                                       (155,517)

      (Decrease) increase in:
        Accrued taxes and
          other expenses                                45,164
        Income taxes payable                         1,383,070          (1,152)
                                                   -----------     -----------
            Net cash provided by
              operating activities                 $   123,800     $    98,055
                                                   ===========     ===========

            The notes to financial statements are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS

(Note A) - Summary of Significant
           Accounting Policies:

      (1) For financial statement purposes, EICO Electronic Instrument Co., Inc. (the Company) recorded the sale of property in 1993 on the cost recovery method (no profit was recognized until cash payments by the buyer exceeded the Company's cost basis of the property plus selling expenses). For income tax purposes, such sale has been reported on the installment sales method (profit is prorated and recognized as collections of the total sales price are received). A deferred tax asset was recognized on the difference between the income recognized for tax purposes over the income recognized for financial accounting purposes.

            The mortgage balloon balance was due on September 25, 1998. The closing took place and payment was received on October 13, 1998. The Company determined that the full accrual method applied as of September 25, 1998 and recorded a gain in the amount of the balloon balance and a late payment penalty as of that date.

      (2) Earnings Per Share - Earnings or loss per share is based on the average number of shares of capital stock outstanding during each year, exclusive of treasury shares.

      (3) Income Taxes - Deferred taxes are recorded in the accounts to reflect the interperiod allocation of income taxes resulting from differences in reporting revenue and expenses for financial accounting and income tax purposes. The principal temporary difference has been reporting the sale of property on the cost recovery method for financial accounting purposes and on the installment method for income tax purposes.

      (4) Investments in U.S. Treasury obligations are classified as being held to maturity and measured at amortized cost.

            The fair market of the investments at October 3, 1998 and September 27, 1997 approximates amortized cost. The investments at October 3, 1998 mature in November and December 1998.

      (5) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


(Continued)                                                                   6.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 2 -

(Note B) - Mortgage Receivable:

      On June 25, 1993, the Company sold its property for $5,000,000. The contract of sale required the payment of $750,000 at the closing and a first mortgage of $4,250,000 to be held by the Company. The mortgage, with interest at 8% a year, was due in 60 monthly payments of $33,241 beginning September 1993, with a balloon principal payment of $3,974,124 due September 25, 1998. For financial accounting purposes, the Company had recorded the sale on the cost recovery method.

      The sale comprises:
        Sales price                                                 $ 5,000,000
        Less real estate transfer taxes
          and other closing costs                                       788,876
                                                                    -----------
          Balance                                                     4,211,124

        Cost basis                                                      535,219
                                                                    -----------
        Gain on sale of property                                      3,675,905

        Interest collected (unrecognized)
          to September 30, 1995                                         544,651

        Recognized gain for year ended
          September 28, 1996                                           (103,013)
                                                                    -----------
        Unrecognized gain on sale of
          property at September 28,
          1996                                                        4,117,543

        Recognized gain for year ended
          September 27, 1997                                            (72,091)
                                                                    -----------
        Unrecognized gain on sale of
          property at September 27,
          1997 - Recognized gain on
          sale for the year ended
          October 3, 1998 (Note A(1))                               $(4,045,452)
                                                                    ===========


(Continued)                                                                   7.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 3 -

(Note C) - Income Taxes:

      (1) Income taxes on the statement of operations and retained earnings comprises:

                                                 Year Ended       Year Ended
                                                 October 3,      September 27,
                                                    1998             1997
                                                 ----------      ------------
      Currently payable:
         Federal                                 $  874,000        $ 63,000
         State and local                            599,000          37,000

      Deferred:
         Federal                                    396,000           5,000
         State and local                            171,000           4,000
                                                 ----------        --------
               Tota1                             $2,040,000        $109,000
                                                 ==========        ========

            Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

      (2) The federal income tax returns of the Company have not been examined by the Treasury Department in recent years.

(Note D) - Leases:

      The Company rents office space for $10,080 a year under a lease which expires January 31, 1999.

      Rent expense approximated $11,000 for the years ended in 1998 and 1997.

(Note E) - Dividends:

      On September 16, 1997, the Company declared a $.20 per share dividend payable on January 9, 1998 to shareholders of record on December 4, 1997.


(continued)                                                                   8.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 4 -

(Note F) - Concentration of Credit Risk:

      The Company maintains its cash at two large New York banks. The amounts held at these banks may, at times, exceed federally insured limits. Such excess amount at September 27, 1997 was $77,000.

(Note G) - Fair Value of Financial
           Investment:

      Mortgage Receivable - Fair value of the mortgage receivable is equal to its carrying value since such amount was collected subsequent to October 3, 1998.

ITEM 8-DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     Company Position; and       Has       Shares Beneficially
                     Principal Occupation     Served as       Owned as of
                     During Past 5 Years      a Direc-        Oct. 3, 1998
Name (age)                   [1]              tor Since       (% of Class)
----------                   ---              ---------       ------------

Linda Ashley         Director, President,       1984         64,547 (10.61%)
(54)[3]                   Attorney

Howard S. Kaplan          Director              1972              -0-
(71)[2]

Gordon Katz          Director, Secretary        1995              -0-
(32)[5]                   Attorney

All Directors [4]
and Officers as a Group (Three in Group).                    64,547 (10.61%)

----------
[1] The information indicated above concerning occupations, age and beneficial ownership of stock has been furnished to the Company by the respective nominees. None of the nominees is a director of any other publicly-held company.
[2]   Howard Kaplan practiced law for over 35 years.
[3] The number of shares beneficially owned by Linda Ashley, an attorney since 1982, includes 64,047 shares held of record by Trust f/b/o Linda Ashley ("Trust D"). Linda Ashley is a Co-trustee of Trust A listed in the following chart of Beneficial Owners and a Co-Trustee in Trust D. In such capacity, she shares voting and dispositive power over 304,047 trust shares but disclaims beneficial ownership of the 240,000 shares held in Trust A.
[4] Each executive officer is elected or appointed by the Board of Directors to hold office until a successor is elected and qualified.
[5]   Gordon Katz, Linda Ashley's son, has been an attorney since 1992.

ITEM 10-EXECUTIVE COMPENSATION

      Linda Ashley, President of the Company, received $88,239 in compensation, including bonuses, for the fiscal year ended October 3, 1998.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN OTHER BENEFICIAL OWNERS

(1) Title of    (2) Name and Address      (3) Amount and         (4) % of Class
    Class        of Beneficial Owner       Nature of Benefi-
                                           cial Ownership
--------------------------------------------------------------------------------
Common           Sophie Ashley               240,000 (A)              39.45
                 c/o Linda Ashley, Esq.
                 233 Broadway, #1085
                 New York, N.Y. 10279

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
                 151 Harbor Rd.
                 Harbor Acres
                 Sands Point, N.Y. 11050

----------
(A) Shares held of record by Trust u/w/o Harry Ashley f/b/o Sophie Ashley ("Trust A").
(B) Includes 64,048 shares held of record by Trust f/b/o Harriet Ashley ("Trust B").
(C) Includes 64,048 shares held of record by Trust f/b/o Beverly Evangelos ("Trust C").

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

            12.1 Lease for office for fiscal year ended October 3, 1998, incorporated by reference to Registrant's form 1OKSB for the fiscal year ended September 27, 1997.

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

EXHIBIT           DESCRIPTION
NUMBER

3.1 Certificate of Incorporation of EICO Electronic Instrument Co., Inc. as currently in effect.*

3.2 By Laws of EICO Electronic Instrument Co., Inc. as currently in effect.*

3.3               Amendment to Certificate of Incorporation previously numbered
                  11.1**

12.1              Lease for Office at 233 Broadway, #1085, N.Y., N.Y.***

* Incorporated by reference to Registrant's form 10-K for the year ended October 3, 1981.
** Incorporated by reference and annexed to Registrant's form 10-K for the year ended September 30, 1989.
*** Incorporated by reference and annexed to Registrant's form 1OKSB for the fiscal year ended September 27, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EICO ELECTRONIC INSTRUMENT CO., INC.


Dec. 28, 1998                              /s/ Linda Ashley
                                           ------------------------------------
                                           Linda Ashley, President


Dec. 28, 1998                              /s/ Gordon Katz
                                           ------------------------------------
                                           Gordon Katz, Secretary