Form 10-Q
period 1999-01-02
EICO ELECTRONIC INSTRUMENT CO INC
filed 1999-02-12
CIK 31862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 1O-QSB

(Mark One)
    |X| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999
                                                ---------------

    |_|       TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                  For the transition period from ____________ to____________

                          Commission file number 0-122

                      Eico Electronic Instrument Co., Inc.
                      ------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            New York                                   11-1524626
  ----------------------------              ---------------------------------
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

                 233 Broadway, Suite 1085, New York, N.Y. 10279
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (212) 566-4995
                                 --------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 29, 1999 capital stock - $1 par value - 598,307 shares outstanding.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDING JANUARY 2, 1999

                                  - I N D E X -

Part I - Financial Information:

    Item 1 - Financial Statements

    Balance sheet - January 2, 1999 (unaudited)

    Statement of operations - thirteen weeks ended
       January 2, 1999 and December 27, 1997 (unaudited)

    Statement of cash flows - thirteen weeks ended
       January 2, 1999 and December 27, 1997 (unaudited)

    Notes to Form 10-QSB (unaudited)

    Item 2 - Management's Discussion and Analysis of
    Financial Condition and Results of Operations

    Signature Page

Item 1. Financial Statements

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET
                              AS AT JANUARY 2, 1999
                                   (UNAUDITED)

                                     ASSETS

Cash                                                                  $   91,761
Investment in U.S. Treasury money market funds                           663,704
Prepaid expenses                                                          18,896
Investment in U.S. Treasury bills (at
  amortized cost, which approximates market)                           3,191,590
Other assets                                                               4,614
                                                                      ----------

        TOTAL                                                         $3,970,565
                                                                      ==========

                                   LIABILITIES
Accrued wages, taxes and other expenses                               $   56,759
Income taxes payable                                                      88,352
                                                                      ----------

        Total liabilities                                                145,111
                                                                      ----------

                              STOCKHOLDERS' EQUITY

Capital stock - $1 par value - authorized 1,000,000 shares; issued
    608,293 shares (including treasury shares)                           608,293
Additional paid-in capital                                               617,213
Retained earnings                                                      2,627,194
                                                                      ----------

        Total                                                          3,852,700

Less cost of 9,986 shares of capital
   stock in treasury                                                      27,246
                                                                      ----------

        Total stockholders' equity                                     3,825,454
                                                                      ----------

        TOTAL                                                         $3,970,565
                                                                      ==========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                          Thirteen Weeks Ended
                                                        ------------------------
                                                        January 2,  December 27,
                                                           1999        1997
                                                        ----------  ------------

Income:
   Interest on mortgage                                  $ 29,822     $ 80,784
   Interest on investments                                 40,252       12,551
   Gain on sale of property                                             18,939
                                                         --------     --------

             Total                                         70,074      112,274

General and corporate expenses                             44,913       46,630
                                                         --------     --------

Earnings before income taxes                               25,161       65,644

Income taxes                                                7,000       28,000
                                                         --------     --------

NET EARNINGS                                             $ 18,161     $ 37,644
                                                         ========     ========

  Net earnings per share                                 $    .03     $    .06
                                                         ========     ========

  Number of shares used in computing
      earnings per share                                  598,307      600,380
                                                         ========     ========

  Dividends per share                                        None         None

                   The attached notes are made a part hereof.

         Management's discussion and analysis of financial condition and results of operations is included in item 2.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                     January 2,    December 27,
                                                        1999          1997
                                                     ----------    ------------

Cash flows from operating activities:
  Cash paid to suppliers and employees              $   (73,477)   $   (38,622)
  Interest received                                      64,938         95,619
  Income taxes paid                                  (1,351,821)       (12,216)
  Late fee penalty collected                            155,517
                                                    -----------    -----------

            Net cash provided by (used in)
              operating activities                   (1,204,893)        44,781
                                                    -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of property -
     collection of mortgage principal                 3,974,124         18,939
  Proceeds from redemptions of U.S.
     Treasury obligations                             2,333,725        320,000
  Investments in U.S. Treasury
     obligations                                     (4,486,725)      (282,448)
  Investment in U.S. Treasury
     money market funds                                (663,704)
                                                    -----------    -----------

            Net cash provided by
              investing activities                    1,157,420         56,491
                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (47,473)       101,272

Cash - beginning of year                                139,234        190,027
                                                    -----------    -----------

CASH - END OF YEAR                                  $    91,761    $   291,299
                                                    ===========    ===========


(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   - Sheet 2 -

                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                     January 2,    December 27,
                                                        1999          1997
                                                     ----------    ------------

Reconciliation of net earnings to net
cash provided by operating activities:
    Net earnings                                    $    18,161    $    37,644

    Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
       Gain on sale of property                                        (18,939)
       Deferred income taxes                                             2,000
       Decrease in mortgage interest and
         penalty receivable                             155,517
       Decrease (increase) in:
         Prepaid expenses                                (5,136)         2,284
         Other assets                                       800            800
       Increase (decrease) in:
       Accrued wages, taxes and other
          expenses                                      (29,364)         7,208
         Income taxes payable                        (1,344,871)        13,784
                                                    -----------    -----------

              Net cash provided by (used in)
                 operating activities               $(1,204,893)   $    44,781
                                                    ===========    ===========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                              NOTES TO FORM 10-QSB
                                   (UNAUDITED)

(Note A):

      The financial information contained in this Form 10-QSB represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual Form 10-KSB for the year ended October 3, 1998; the condensed financial data included herein should be read in conjunction with the annual report.

(Note B):

      (1) In management's opinion, all necessary adjustments have been made in order to present fairly the results for the interim periods.

      (2) The results of operations for the thirteen weeks ended January 2, 1999 are not necessarily indicative of the results of operations for the year ending October 2, 1999.

(Note C):

      Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

Income taxes on the statement of operations comprises:

                                                        Thirteen Weeks Ended
                                                     --------------------------
                                                     January 2,    December 27,
                                                        1999          1997
                                                     ----------    ------------

      Currently payable:
         Federal                                       $3,000        $17,000
         State and local                                4,000          9,000
       Deferred - federal                                              2,000
                                                       ------        -------
             Tota1                                     $7,000        $28,000
                                                       ======        =======

      Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.


(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                              NOTES TO FORM 10-QSB
                                   (UNAUDITED)

(Note E):

      Cash Equivalents - For purposes of the statement of changes in funds, the Company considers all liquid short-term investments to be investing activities and not cash equivalents.

Item 2

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The balance of the gain on the sale of property was recorded as of the year ended October 3, 1998. While a gain was reflected in the prior year quarter, no gain is reflected in the current year quarter.

      Interest on mortgage in the current quarter is included up to the mortgage collection date in October 1998, while the prior year includes interest for the entire quarter.

      Interest on investments increased to $40,252 in the current quarter from $12,551 in the prior year quarter as a result of investing the proceeds from the mortgage receivable in the current period.

      At January 2, 1999, the Company has cash and investments of $3,950,000.

      The Company is currently evaluating its options for the future, including the possibility of liquidation, and has no formal material commitment for future capital expenditures.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EICO ELECTRONIC INSTRUMENT CO., INC.


                      Feb. 10, 1999                 /s/ Linda Ashley
                                                    --------------------------
                                                    Linda Ashley, President

                      Feb. 10, 1999                 /s/ Gordon Katz
                                                    --------------------------
                                                    Gordon Katz, Secretary