Form 10QSB
period 1999-04-03
EICO ELECTRONIC INSTRUMENT CO INC
filed 1999-05-14
CIK 31862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 1O-QSB

(Mark One)

    |X| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999
                                                 -------------------------------

    |_|   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                  For the transition period from ______________ to _____________

                          Commission file number 0-122
                                                 -------------------------------

                      Eico Electronic Instrument Co., Inc.
              ----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

             New York                                      11-1524626
---------------------------------              ---------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

               233 Broadway, Suite 1085, New York, New York 10279
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 566-4995
              ----------------------------------------------------
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 7, 1999 capital stock - $1 par value - 598,307 outstanding shares.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDING APRIL 3, 1999

                                    - INDEX -

Part I - Financial Information:

      Item 1 - Financial Statements

      Balance sheet - April 3, 1999 (unaudited)

      Statement of operations - for the twenty-six weeks and thirteen weeks ended April 3, 1999 and March 28, 1998 (unaudited)

      Statement of cash flows - for the twenty-six weeks Ended April 3, 1999 and March 28, 1998 (unaudited)

      Notes to Form 10-QSB (unaudited)

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Signature Page

Item 1. Financial Statements

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET
                               AS AT APRIL 3, 1999
                                   (UNAUDITED)

                                     ASSETS

Cash                                                                  $   32,369
Investment in U.S. Treasury money market funds                           671,034
Prepaid expenses                                                          22,073
Investment in U.S. Treasury bills (at
   amortized cost, which approximates market)                          3,189,368
Other assets                                                               3,814
                                                                      ----------

      TOTAL                                                           $3,918,658
                                                                      ==========

                                   LIABILITIES

Accrued wages, taxes and other expenses                               $   39,259
Income taxes payable                                                      79,038
                                                                      ----------
      Total liabilities                                                  118,297
                                                                      ----------

                              STOCKHOLDERS' EQUITY

Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                                           608,293
Additional paid-in capital                                               617,213
Retained earnings                                                      2,602,101
                                                                      ----------

      Total                                                            3,827,607

Less cost of 9,986 shares of capital stock
   in treasury                                                            27,246
                                                                      ----------
      Total stockholders' equity                                       3,800,361
                                                                      ----------
      TOTAL                                                           $3,918,658
                                                                      ==========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF OPERATIONS
                                (NOTES A AND B)
                                   (UNAUDITED)

                                           Twenty-Six Weeks Ended    Thirteen Weeks Ended
                                           ----------------------   ----------------------
                                            April 3,    March 28,    April 3,    March 28,
                                              1999         1998        1999         1998
                                           ---------    ---------   ---------    ---------
Income:
   Interest on mortgage                    $  29,822    $ 161,188                $  80,404
   Interest on investments                    84,312       25,000      44,060       12,449
   Gain on sale of property                                38,257                   19,318
                                           ---------    ---------   ---------    ---------

      Total                                  114,134      224,445      44,060      112,171

General and corporate expenses               123,066      102,118      78,153       55,488
                                           ---------    ---------   ---------    ---------

Earnings (loss) before income taxes           (8,932)     122,327     (34,093)      56,683

Income tax provision (credit)                 (2,000)      55,000      (9,000)      27,000
                                           ---------    ---------   ---------    ---------

NET EARNINGS (LOSS)                       ($   6,932)   $  67,327   $ (25,093)   $  29,683
                                           =========    =========   =========    =========

      Net earnings (loss) per share        $    (.01)   $     .11   $    (.04)   $     .05
                                           =========    =========   =========    =========

      Number of shares used in computing
         earnings per share                  598,307      600,380     598,307      600,380
                                           =========    =========   =========    =========

      Dividends declared per share              None         None        None         None
                                           =========    =========   =========    =========

                  The attached notes are made a part thereof.

               Management's discussion and analysis of financial
                condition and results of operations is included
                                   in item 2.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     Twenty-Six Weeks Ended
                                                   --------------------------
                                                     April 3,      March 28,
                                                       1999           1998
                                                   -----------    -----------
Cash flows from operating activities:
    Cash paid to suppliers and employees           $  (168,330)   $   (80,411)
    Interest received                                  105,821        183,727
    Income taxes paid                               (1,352,185)       (40,609)
    Late fee penalty collected                         155,517
                                                   -----------    -----------
           Net cash provided by (used in)
             operating activities                   (1,259,177)        62,707
                                                   -----------    -----------
Cash flows from investing activities:
    Proceeds from sale of property -
       collection of mortgage principal              3,974,124         38,257
    Proceeds from redemption of U.S.
       Treasury obligations                          5,525,315        320,000
    Investments in U.S. Treasury obligations        (7,676,093)      (389,618)
    Investment in U.S. Treasury money
       market funds                                   (671,034)
                                                   -----------    -----------
           Net cash provided by (used in)
             investing activities                    1,152,312        (31,361)
                                                   -----------    -----------
Cash flows (used in) financing activities -
    dividends paid                                                   (120,076)
                                                                  -----------
NET (DECREASE) IN CASH                                (106,865)       (88,730)

Cash - beginning of period                             139,234        190,027
                                                   -----------    -----------
CASH - END OF PERIOD                               $    32,369    $   101,297
                                                   ===========    ===========
Reconciliation of net earnings to net cash
provided by operating activities:
    Net earnings (loss)                            $    (6,932)   $    67,327

    Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
    activities:
       Gain on the sale of property                                   (38,257)
       Deferred income taxes                                            5,000

       Decrease (increase) in:
         Decrease in mortgage interest and
           penalty receivable                          155,517
         Prepaid expenses                               (8,313)        (2,461)
         Other assets                                    1,600          1,599

       Increase (decrease) in:
         Accrued wages, taxes and other expenses       (46,864)        20,108
         Income taxes payable                       (1,354,185)         9,391
                                                   -----------    -----------
           Net cash provided by (used in)
             operating activities                  $(1,259,177)   $    62,707
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

      (2) The results of operations for the twenty-six weeks ended April 3, 1999 are not necessarily indicative of the results of operations for the year ending October 2, 1999.

(Note C):

      Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

      Income tax provision (credit) on the statement of operations comprise:

                               Twenty-Six                 Thirteen
                              Weeks Ended                Weeks Ended
                        -----------------------    -----------------------
                         April 3,     March 28,     April 3,     March 28,
                           1999          1998         1999          1998
                        ---------     ---------    ---------     ---------
Currently payable
(refundable):
     Federal            $  (1,000)    $  31,000    $  (4,000)    $  14,000
     State and local       (1,000)       19,000       (5,000)       10,000
Deferred:
     Federal                              3,000                      1,000
     State and local                      2,000                      2,000
                        ---------     ---------    ---------     ---------

          Total         $  (2,000)    $  55,000    $  (9,000)    $  27,000
                        =========     =========    =========     =========

      Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                              NOTES TO FORM 10-QSB
                                   (UNAUDITED)
                                   - Sheet 2 -

(Note E):

      Cash Equivalents - For purposes of the statement of cash flows, the Company considers all liquid short-term investments to be investing activities and not cash equivalents.

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

      Interest on mortgage in the current 26 week period is included up to the mortgage collection date in October 1998, while the prior year includes interest for the entire 26 week period. No interest is reflected in the quarter ended April 3, 1999.

      As a result of investing the proceeds from the mortgage receivable in the current period, interest on investments increased to $84,312 in the current 26 week period from $25,000 in the prior year 26 week period and $44,060 in the quarter ended April 3, 1999 from $12,449 in the prior year comparable quarter.

      General and corporate expenses increased in the 26 weeks ended in 1999 over the same period in 1998, and in the quarter ended April 3, 1999 over both the quarters ended March 28, 1998 and January 2, 1999 as a result in increased compensation costs.

      At April 3, 1999, the Company has cash and investments of approximately $3,900,000.

      In the April 11, 1999 notice of annual meeting of stockholders to be held on May 28, 1999, the Company proposed to dissolve and liquidate. The Company has no material commitments for future capital expenditures.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EICO ELECTRONIC INSTRUMENT CO., INC.
                                                (Registrant)


May 9, 1999                         By /s/ Linda Ashley
                                       -----------------------------------
                                           Principal Financial Officer


May 9, 1999                         By /s/ Gordon Katz
                                       -----------------------------------
                                                    Secretary