Form 10QSB
period 1999-07-03
EICO ELECTRONIC INSTRUMENT CO INC
filed 1999-08-13
CIK 31862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

      |_|   TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

                   For the transition period from _____________to____________

                          Commission file number 0-122

                      EICO Electronic Instrument Co., Inc.
              ----------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)
         New York                                          11-1524626
----------------------------------             ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 3, 1999
Capital stock - $1 par value - 598,307 shares outstanding.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDING JULY 3, 1999

                                    - INDEX -

Part I - Financial Information:

      Item 1 - Financial Statements

      Balance sheet - July 3, 1999 (unaudited)

      Statement of operations - for the thirty-nine weeks and thirteen weeks ended July 3, 1999 and June 27, 1998 (unaudited)

      Statement of cash flows - for the thirty-nine weeks ended July 3, 1999 and June 27, 1998
        (unaudited)

      Notes to Form 10-QSB (unaudited)

      Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations

      Signature Page

Item 1. Financial Statements

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET
                               AS AT JULY 3, 1999
                                   (UNAUDITED)

                        ASSETS

Cash                                                                  $   40,649
Investment in U.S. Treasury money
   market fund                                                         2,648,384
Prepaid expenses                                                           4,442
Investment in U.S. Treasury bills
   (at amortized cost; which
   approximates market)                                                1,216,514
Other assets                                                               1,189
                                                                      ----------
        TOTAL                                                         $3,911,178
                                                                      ==========

                     LIABILITIES

Accrued wages, taxes and other expenses                               $   32,770
Income taxes payable                                                      79,038
                                                                      ----------

        Total liabilities                                                111,808
                                                                      ----------

                 STOCKHOLDERS' EQUITY

Capital stock - $1 par value - authorized
   1,000,000 shares; issued 608,293 shares
   (including treasury shares)                                           608,293
Additional paid-in capital                                               617,213
Retained earnings                                                      2,601,110
                                                                      ----------

         Total                                                         3,826,616

Less cost of 9,986 shares capital
   stock in treasury                                                      27,246
                                                                      ----------

         Total stockholders' equity                                    3,799,370
                                                                      ----------

         TOTAL                                                        $3,911,178
                                                                      ==========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                     Thirty-Nine                Thirteen
                                     Weeks Ended               Weeks Ended
                              -----------------------    -----------------------
                               July 3,       June 27,     July 3,       June 27,
                                1999           1998        1999          1998
                              ---------     ---------    ---------     ---------
Income:
   Interest on mortgage       $  29,822     $ 241,199                  $  80,011
   Interest on
     investments                127,423        37,544    $  43,111        12,544
   Gain on sale
     of property                               57,968                     19,711
                              ---------     ---------    ---------     ---------

        Total                   157,245       336,711       43,111       112,266

General and corporate
   expenses                     167,168       148,060       44,102        45,942
                              ---------     ---------    ---------     ---------

Earnings (loss) before
   income taxes                  (9,923)      188,651         (991)       66,324

Income tax provision
   (credit)                      (2,000)       82,000                     27,000
                              ---------     ---------    ---------     ---------

NET EARNINGS (LOSS)           $  (7,923)    $ 106,651    $    (991)    $  39,324
                              =========     =========    =========     =========

   Net earnings (loss)
     per share                $    (.01)    $     .18    $      --     $     .07
                              =========     =========    =========     =========

   Number of shares used
     in computing net
     earnings per share         598,307       600,380      598,307       600,380
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

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Thirty-Nine
                                                            Weeks Ended
                                                   ----------------------------
                                                     July 3,          June 27,
                                                      1999             1998
                                                   -----------      -----------
Cash flows from operating activities:
   Cash paid to suppliers and employees            $  (216,296)     $  (170,019)
   Interest received                                   166,563          277,034
   Income taxes paid                                (1,352,185)         (65,270)
   Late fee penalty collected                          155,517
                                                   -----------      -----------

            Net cash provided by (used in)
              operating activities                  (1,246,401)          41,745
                                                   -----------      -----------

Cash flows provided by investing
activities:
   Proceeds from sale of property -
     collection of mortgage principal                3,974,124           57,968
   Proceeds from redemption of U.S.
     Treasury obligations                            9,414,688          907,448
   Investment in U.S. Treasury obligations          (9,592,612)      (1,033,009)
   Investment in U.S. Treasury money
      market fund                                   (2,648,384)
                                                   -----------      -----------

            Net cash provided by (used in)
              investing activities                   1,147,816          (67,593)
                                                                    -----------

Cash flows from financing activities -
   dividends paid                                                      (120,076)
                                                   -----------      -----------

NET (DECREASE) IN CASH                                 (98,585)        (145,924)

Cash - beginning of period                             139,234          190,027
                                                   -----------      -----------

CASH - END OF PERIOD                               $    40,649      $    44,103
                                                   ===========      ===========

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   - Sheet 2 -

                                                            Thirty-Nine
                                                            Weeks Ended
                                                  -----------------------------
                                                     July 3,          June 27,
                                                      1999              1998
                                                  -----------       -----------
Reconciliation of net earnings to net
cash provided by operating activities:
   Net earnings (loss)                            $    (7,923)      $   106,651

   Adjustments to reconcile net
   earnings (loss) to net cash provided
   by (used in) operating activities:
     Gain on the sale of property                                       (57,968)
     Deferred income taxes                                                7,000

     Decrease (increase) in:
       Mortgage interest and
         penalty receivable                           155,517
       Prepaid expenses                                 9,318           (16,620)
       Other costs                                      4,225             2,000

     Increase (decrease) in:
       Accrued wages, taxes and
         other expenses                               (53,353)           (9,048)
       Income taxes payable                        (1,354,185)            9,730
                                                  -----------       -----------

          Net cash provided by (used in)
            operating activities                  $(1,246,401)      $    41,745
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

      (2) The results of operations for the thirty-nine weeks ended July 3, 1999 are not necessarily indicative of the results of operations for the year ending October 2, 1999.

(Note C):

      Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

      Income taxes on the consolidated statement of operations comprises:

                                       Thirty-Nine              Thirteen
                                       Weeks Ended             Weeks Ended
                                 ---------------------      -------------------
                                 July 3,       June 27,     July 3,     June 27,
                                  1999          1998         1999        1998
                                 -------       -------      -------     -------
Currently payable
  (refundable):
    Federal                      $(1,000)      $46,000      $    --     $15,000
    State and local               (1,000)       29,000                   10,000
Deferred:
    Federal                                      4,000                    1,000
    State and local                              3,000                    1,000
                                 -------       -------      -------     -------

    Total                        $(2,000)      $82,000      $    --     $27,000
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

      Interest on mortgage in the current 39 week period is included up to the mortgage collection date in October 1998, while the prior year includes interest for the entire 39 week period. No interest is reflected in the quarter ended July 3, 1999.

      As a result of investing the proceeds from the mortgage receivable in the current period, interest on investments increased to $127,423 in the current 39 week period from $37,544 in the prior year 39 week period and $43,111 in the quarter ended July 3, 1999 from $12,544 in the prior year comparable quarter.

      General and corporate expenses increased in the 39 weeks ended in 1999 over the same period in 1998, as a result of increased compensation costs, which occurred in the quarter ended April 3, 1999.

      At July 3, 1999, the Company has cash and investments of approximately $3,900,000.

      On May 28, 1999, the shareholders approved the proposal to dissolve and liquidate the Company. The Company has no material commitments for future capital expenditures.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EICO ELECTRONIC INSTRUMENT CO., INC.
                                                (Registrant)


August 11, 1999                        By /s/ Linda Ashley
                                         ---------------------------------------
                                              Principal Financial Officer


August 11, 1999                        By /s/ Gordon Katz
                                         ---------------------------------------
                                                    Secretary