Form 10KSB
period 1999-10-02
EICO ELECTRONIC INSTRUMENT CO INC
filed 1999-12-28
CIK 31862

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 02549
                                   Form 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 1999          Commission File Number 0-122

                      EICO ELECTRONIC INSTRUMENT CO., INC.

State of Incorporation: New York              I.R.S. Employer I.D. No.:11-524626
Office: 853 Broadway, #2011, N.Y., N.Y.       (646) 654-1464

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1 per share.

The registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Revenues for the most recent fiscal year are $203,907.

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

The aggregate market value, determined by multiplying the bid price at October 2, 1999, by the number of shares held by non affiliates of the registrant, is $658,256.

As of October 2, 1999, 598,307 shares of the registrant's Capital Stock were outstanding (exclusive of 9,986 shares held in treasury).

CERTAIN EXHIBITS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ARE INCORPORATED BY REFERENCE

                                     PART I

ITEM I-BUSINESS

      (a) The major asset (other than cash and investment in U.S. Treasury obligations) of the corporation was the first mortgage it held on the property it formerly owned, located at 131-01 39th Avenue, Flushing, N.Y. On June 25, 1993, the Company sold its real property in Flushing for $5,000,000. Pursuant to the purchase money mortgage, the purchasers, Syng Man Rhee and Choon Ok Rhee, were required to pay the mortgage principal of $4,250,000, with interest at 8% per year, at the rate of $33,241 per month for 60 monthly payments that began in September 1993, with a balloon payment of $4,000,617 due September 1998. Such balloon payment was paid October 13, 1998.

      Registrant's prior history includes the design, production and distribution of electronic instruments, and security devices.

      (b)(1) For the year ended October 2, 1999, the registrant's main source of income was receipt of interest on Treasury obligations.

      (b)(2)-(10) Not applicable.

      (b)(11) None.

      (b)(12) The company had two employees for much of the year.

ITEM 2-PROPERTIES

      Registrant's office occupies a space of approximately 70 square feet at 853 Broadway, Suite 2011, New York, N.Y. The monthly rental is $500.

ITEM 3-LEGAL PROCEEDINGS

     None.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company has not submitted any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5-MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The common stock of the Registrant is traded in the over the counter market. The National Quotation Bureau reported a "bid" of 4 and an "asked" of 6 on October 1, 1999, and a "bid" of 2.625 and an "asked" of 4.5 on October 2, 1998. These quotes do not reflect retail mark-ups, mark downs, or commissions, and may not necessarily represent actual transactions.

      There were 279 shareholders of record as of October 2, 1999.

ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The balance of the gain on the sale of the real property in Flushing, New York was recorded as of the year ended October 3, 1998.

      Interest on the mortgage in the current fiscal year is included only up to the mortgage collection date in October 1998, while the prior year includes interest for the entire year.

      As a result of investing the proceeds from the mortgage receivable in the current year, interest on investments increased to $174,085 from $50,336 in the prior year.

      General and corporate expenses decreased by $33,232 in the current year compared to the prior year as a result of decreased legal and professional fees, compensation costs and general expenses.

      At October 2, 1999, the Company has cash and investments of approximately $3,900,000.

      On May 28, 1999, the date of the most recent annual meeting of shareholders of EICO Electronic Instrument Co., Inc., a New York Corporation (the "Company"), the shareholders of the Company approved a plan of liquidation of the Company. In furtherance of such plan of liquidation, on December 1, 1999, the Company's Board of Directors authorized the declaration of a partial liquidating distribution of $5.20 per share payable on or about January 12, 2000 to shareholders of record of the Company at the close of business on December 20, 1999. The Company will retain liquid assets in an amount deemed reasonable by its Board of Directors for purposes of settling the affairs of the Company, including the payment of any contingent claims, whether or not previously asserted against the Company. It is expected that the Company will distribute all remaining assets of the Company prior to December 31, 2002.

      The Company has no material commitments for future capital expenditures.

ITEM 7-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Part II - Item 7

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                    - INDEX -

INDEPENDENT AUDITORS' REPORT

BALANCE SHEET AS AT OCTOBER 2, 1999
  AND OCTOBER 3, 1998

STATEMENT OF OPERATIONS AND RETAINED
  EARNINGS FOR THE YEARS ENDED
  OCTOBER 2, 1999 AND OCTOBER 3, 1998

STATEMENT OF CASH FLOWS FOR THE YEARS
  ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998

NOTES TO FINANCIAL STATEMENTS

                       [LETTERHEAD OF EISNER & LUBIN LLP]

                          Independent Auditors' Report

To the Board of Directors
     and Stockholders
EICO Electronic Instrument Co., Inc.

            We have audited the accompanying balance sheets of EICO Electronic Instrument Co., Inc. as at October 2, 1999 and October 3, 1998, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            As described in Note D to the financial statements, the shareholders of the Company approved a plan of liquidation on May 28, 1999; the Company declared a partial liquidating distribution on December 1, 1999, payable January 2000.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EICO Electronic Instrument Co., Inc. at October 2, 1999 and October 3, 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                    /s/ Eisner & Lubin LLP
                                                    ----------------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
November 4, 1999

With respect to Note D,
December 1, 1999

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET

   (Attention is directed to Note D of the financial statements concerning the
                  Company's adoption of a plan of liquidation)

                                                        October 2,    October 3,
                    ASSETS                                 1999          1998
                                                       ----------     ----------

Cash                                                   $  137,494     $  139,234
Mortgage receivable                                                    3,974,124
Mortgage interest and penalty
  receivable - net of escrow balance                                     155,517
Accrued interest receivable                                20,298         13,760
Investments in U.S. Treasury bills
  (at amortized cost; approximate
  market $3,750,000 in 1999 and
  $1,039,000 in 1998)                                   3,752,507      1,038,590
Other assets                                                               5,414
                                                       ----------     ----------

      TOTAL                                            $3,910,299     $5,326,639
                                                       ==========     ==========

                 LIABILITIES

Accrued taxes and other expenses                       $   38,086     $   86,123
Income taxes payable                                       75,038      1,433,223
                                                       ----------     ----------

      Total liabilities                                   113,124      1,519,346
                                                       ----------     ----------

             STOCKHOLDERS'  EQUITY

Capital stock - $1 par value - authorized
  1,000,000 shares; issued 608,293
  shares (including treasury shares)                      608,293        608,293
Additional paid-in capital                                617,213       617, 213
Retained earnings                                       2,598,915      2,609,033
                                                       ----------     ----------

      Total                                             3,824,421      3,834,539

Less cost of 9,986 shares of
  capital stock in treasury                                27,246         27,246
                                                       ----------     ----------

      Total stockholders' equity                        3,797,175      3,807,293
                                                       ----------     ----------

      TOTAL                                            $3,910,299     $5,326,639
                                                       ==========     ==========

           The notes to financial statements are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                  STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                     Year Ended       Year Ended
                                                     October 2,       October 3,
                                                        1999             1998
                                                    -----------      -----------
Income:
    Interest on mortgage                            $    29,822      $   326,912
    Interest on investments                             174,085           50,336
    Gain on sale of property                                           4,045,452
    Late payment penalty                                                 200,030
                                                    -----------      -----------
       Total                                            203,907        4,622,730

General and corporate expenses                          220,025          253,257
                                                    -----------      -----------

Earnings (loss) before income taxes                     (16,118)       4,369,473

Income tax provision (credit)                            (6,000)       2,040,000
                                                    -----------      -----------

NET EARNINGS (LOSS)                                     (10,118)       2,329,473

Retained earnings - beginning of year                 2,609,033          279,560
                                                    -----------      -----------

RETAINED EARNINGS - END OF YEAR                     $ 2,598,915      $ 2,609,033
                                                    ===========      ===========

    Net earnings (loss) per share                   $      (.02)     $      3.88
                                                    ===========      ===========

    Dividends per share                             $        --      $        --
                                                    ===========      ===========

       AVERAGE NUMBER OF SHARES USED
         IN COMPUTING NET EARNINGS (LOSS)
         PER SHARE                                      598,307          600,274
                                                    ===========      ===========

            The notes to financial statements are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS

                                                    Year Ended      Year Ended
                                                     October 2,     October 3,
                                                       1999            1998
                                                   ------------    ------------

Cash flows from operating activities:
    Cash paid to suppliers and employees           $   (262,648)   $   (204,834)
    Interest received                                   197,369         374,051
    Income taxes paid                                (1,352,185)        (89,930)
    Late fee penalty collected                          155,517          44,513
                                                   ------------    ------------

              Net cash provided by (used in)
                operating activities                 (1,261,947)        123,800
                                                   ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of property -
      collection of mortgage principal                3,974,124          71,328
    Proceeds from redemptions of U.S.                10,118,944
      Treasury obligations                          (12,832,861)      1,027,170
    Investments in U.S. Treasury
      obligations                                                    (1,145,760)
    Investment in U.S. Treasury
      money market funds                             (2,705,437)
    Proceeds from U.S. Treasury
      money market funds                              2,705,437
                                                   ------------    ------------

              Net cash provided by (used in)
                investing activities                  1,260,207         (47,262)
                                                   ------------    ------------

Cash flows from financing activities:
    Dividends paid                                                     (120,076)
    Acquisition of treasury stock                                         7,255
                                                                   ------------

              Net cash (used in)
                financing activities                                   (127,331)
                                                                   ------------
NET (DECREASE) IN CASH                                   (1,740)        (50,793)

Cash - beginning of year                                139,234         190,027
                                                   ------------    ------------

CASH - END OF YEAR                                 $    137,494    $    139,234
                                                   ============    ============

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   - Sheet 2 -

                                                     Year Ended     Year Ended
                                                     October 2,     October 3,
                                                        1999            1998
                                                    -----------     -----------

Reconciliation of net earnings to net
cash provided by operating activities:
  Net earnings (loss)                               $   (10,118)    $ 2,329,473

    Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
       Gain on sale of property (less
          $3,974,124 of gain recognized
          in 1998 and collected
          subsequently to October 3, 1998)                              (71,328)
       Deferred income taxes                                            567,000

       Decrease (increase) in:
          Accrued interest receivable                    (6,538)         (3,197)
          Other assets                                    5,414           3,259
          Mortgage receivable                                        (3,974,124)
          Mortgage interest and penalty
             receivable - net of escrow
             balance                                    155,517        (155,517)

       Increase (decrease) in:
          Accrued taxes and
             other expenses                             (48,037)         45,164
          Income taxes payable                       (1,358,185)      1,383,070
                                                    -----------     -----------

              Net cash provided by (used in)
                 operating activities               $(1,261,947)    $   123,800
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

      (3) Income Taxes -- Deferred taxes are recorded in the accounts to reflect the interperiod allocation of income taxes resulting from differences in reporting revenue and expenses for financial accounting and income tax purposes. The principal temporary difference has been reporting the sale of property on the cost recovery method for financial accounting purposes and on the installment method for income tax purposes.

      (4) Investments in U.S. Treasury obligations are classified as being held to maturity and measured at amortized cost.

            The fair market of the investments at October 2, 1999 and October 3, 1998 approximates amortized cost. The investments at October 2, 1999 mature in November and December 1999.

      (5) Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      (6) Cash Equivalents -- For purposes of the statement of cash flows, the Company considers all liquid short-term investments to be investing activities and not cash equivalents.

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 2 -

(Note B) - Income Taxes:

      (1) Income taxes on the statement of operations and retained earnings comprises:

                                                Year Ended      Year Ended
                                                October 3,      October 3,
                                                   1999             1998
                                                ----------      ----------
      Currently payable (refundable):
          Federal                               $   (6,000)     $  874,000
          State and local                                          599,000

      Deferred:
          Federal                                                  396,000
          State and local                                          171,000
                                                ----------      ----------

                 Total                          $   (6,000)     $2,040,000
                                                ==========      ==========

            Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

      (2) The federal income tax returns of the Company have not been examined by the Treasury Department in recent years.

(Note C) - Leases:

      The Company rented office space for $10,080 a year under a lease which expired January 31, 1999.

      Rent expense approximated $11,000 for the years ended in 1999 and 1998.

(Note D) - Liquidation:

      On May 28, 1999, the shareholders approved a plan to liquidate the Company. In furtherance of such plan of liquidation, on December 1, 1999, the Company's Board of Directors authorized the declaration of a partial liquidating distribution of $5.20 per share (approximately $3,111,000) payable on or about January 12, 2000 to shareholders of record of the Company at the close of business on December 20, 1999. The Company will retain liquid assets in an amount deemed reasonable by its Board of Directors for purposes of settling the affairs of the Company, including the payment of any contingent claims, whether or not previously asserted against the Company. It is expected that the Company will distribute all remaining assets of the Company prior to December 31, 2002.

(continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   - Sheet 3 -

(Note E) - Concentration of Credit Risk:

      The Company maintains its cash at a large New York bank. The amounts held at this bank may, at times, exceed federally insured limits. Such excess amount at October 2, 1999 was $39,000.

(Note F) - Fair Value of Financial Investment:

      Mortgage Receivable - Fair value of the mortgage receivable at October 3, 1998 was equal to its carrying value since such amount was collected subsequent to October 3, 1998.

ITEM 8-DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      Company Position; and       Has        Shares Beneficially
                      Principal Occupation     Served as         Owned as of
                      During Past 5 Years       a Direc-         Oct. 2, 1999
Name (age)                     (1)             tor Since        (% of Class)
----------                     ---             ---------        ------------
Linda Ashley          Director, President,      1984           64,547 (10.61%)
(55)(3)                    Attorney
Howard S. Kaplan           Director             1972              -0-
(72) (2)
Gordon Katz           Director, Secretary       1995              -0-
(33)(5)                    Attorney

   All Directors (4)
and Officers as a Group (Three in Group).                      64,547 (10.61%)
-----------------------------------------

(1) The information indicated above concerning occupations, age and beneficial ownership of stock has been furnished to the Company by the respective nominees. None of the nominees is a director of any other publicly-held company.
(2) Howard Kaplan practiced law for over 35 years.
(3) The number of shares beneficially owned by Linda Ashley, an attorney since 1982, includes 64,047 shares held of record by Trust f/b/o Linda Ashley ("Trust D"). Linda Ashley is a Co-trustee of Trust A listed in the following chart of Beneficial Owners and a Co-Trustee in Trust D. In such capacity, she shares voting and dispositive power over 304,047 trust shares but disclaims beneficial ownership of the 240,000 shares held in Trust A.
(4) Each executive officer is elected or appointed by the Board of Directors to hold office until a successor is elected and qualified.
(5) Gordon Katz, son of Linda Ashley, has been an attorney since 1992.

ITEM 10-EXECUTIVE COMPENSATION

            Linda Ashley, President of the Company, received $105,600 in compensation, including bonuses, for the fiscal year ended October 2, 1999.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN OTHER BENEFICIAL OWNERS

(1) Title of   (2) Name and Address       (3) Amount and          (4) % of Class
    Class          of Beneficial Owner        Nature of Benefi-
                                              cial Ownership
--------------------------------------------------------------------------------

Common             Sophie Ashley                 240,000 (A)            39.45
                   c/o Linda Ashley, Esq.
                   853 Broadway, #2011
                   New York, N.Y. 10003

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
                   151 Harbor Rd.
                   Harbor Acres
                   Sands Point, N.Y. 11050.

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

            (b) No Form 8-K was filed by Registrant during the last quarter of the period covered by this Report.

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

                                           EICO ELECTRONIC INSTRUMENT CO., INC.


December 20, 1999                               /s/ Linda Ashley
                                           ------------------------------------
                                                    Linda Ashley, President


December 20, 1999                              /s/ Gordon Katz
                                           ------------------------------------
                                                   Gordon Katz, Secretary