Form 10QSB
period 2000-01-01
EICO ELECTRONIC INSTRUMENT CO INC
filed 2000-02-15
CIK 31862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 1O-QSB

(Mark One)

      |_| QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 1, 2000

      |_| TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to ________________

                          Commission file number 0-122

                      Eico Electronic Instrument Co., Inc.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            New York                                      11-1524626
          -----------                                    -------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                 853 Broadway, Suite 2011, New York, N.Y. 10003
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (646) 654-1464
                               ------------------
                           (Issuer's telephone number)

             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 4, 2000 capital stock - $1 par value - 598,307 shares outstanding.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                     FOR THE QUARTER ENDING JANUARY 1, 2000

                                    - INDEX-

Part I- Financial Information:

      Item 1 - Financial Statements

      Balance sheet - January 1, 2000 (unaudited)

      Statement of operations - thirteen weeks ended January 1, 2000 and January 2, 1999 (unaudited)

      Statement of cash flows - thirteen weeks ended January 1, 2000 and January 2, 1999 (unaudited)

      Notes to Form l0-QSB (unaudited)

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Signature Page

Item 1. Financial Statements

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                                  BALANCE SHEET
                              AS AT JANUARY 1, 2000
                                   (UNAUDITED)

                                     ASSETS
Cash                                                                $  123,809
Accrued interest receivable                                             11,006
Investment in U.S. Treasury bills (at
   amortized cost, which approximates market)                        3,793,565
                                                                    ----------
            TOTAL                                                    3,928,380
                                                                    ==========

                                   LIABILITIES
Accrued wages, taxes and other expenses                             $   41,092
Income taxes payable                                                    73,984
Liquidating distribution payable                                     3,111,196
                                                                    ----------
            Total liabilities                                        3,226,272
                                                                    ----------

                              STOCKHOLDERS' EQUITY

Capital stock - $1 par value - authorized 1,000,000 shares;
    issued 608,293 shares
   (including treasury shares)                                         608,293
Additional paid-in capital                                             104,932
Retained earnings                                                       16,129
                                                                    ----------
            Tota1                                                      729,354

Less cost of 9,986 shares of capital
    stock in treasury                                                   27,246
                                                                    ----------
            Total stockholders' equity                                 702,108
                                                                    ----------
            TOTAL                                                   $3,928,380
                                                                    ==========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF OPERATIONS
                                 (NOTES A AND B)
                                   (UNAUDITED)

                                                          Thirteen Weeks Ended
                                                        ------------------------
                                                        January 1,    January 2,
                                                          2000          1999
                                                        --------      --------

Income:
    Interest on mortgage                                              $ 29,822
    Interest on investments                             $ 44,690        40,252
                                                        --------      --------
               Tota1                                      44,690        70,074
General and corporate expenses                            23,561        44,913
                                                        --------      --------
Earnings before income taxes                              21,129        25,161
Income taxes                                               5,000         7,000
                                                        --------      --------
NET EARNINGS                                            $ 16,129      $ 18,161
                                                        --------      --------
   Net earnings per share                               $    .03      $    .03
                                                        --------      --------

    Number of shares used in computing
       earnings per share                                598,307       598,307
                                                        ========      ========
    Liquidating distributions per share                     5.20          None
                                                        ========      ========

                   The attached notes are made a part hereof.

           Management's discussion and analysis of financial condition and results of operations is included in item 2.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        Thirteen Weeks Ended
                                                    ---------------------------
                                                     January 1,      January 2,
                                                        2000            1999
                                                    -----------     -----------

Cash flows from operating activities:
    Cash paid to suppliers and employees            $   (20,555)    $   (73,477)
    Interest received                                    53,982          64,938
    Income taxes paid                                    (6,054)     (1,351,821)
    Late fee penalty collected                                         155, 517
                                                    -----------     -----------

             Net cash provided by (used in)
               operating activities                      27,373      (1,204,893)
                                                    -----------     -----------

Cash flows from investing activities:
    Proceeds from sale of property -
      collection of mortgage principal                                3,974,124
    Proceeds from redemptions of U.S.
      Treasury obligations                            3,752,507       2,333,725
    Investments in U.S. Treasury
      obligations                                    (3,793,565)     (4,486,725)
    Investment in U.S. Treasury
     money market funds                                                (663,704)
                                                    -----------     -----------

             Net cash provided by (used in)
               investing activities                     (41,058)      1,157,420
                                                    -----------     -----------
NET (DECREASE) IN CASH                                  (13,685)        (47,473)
Cash - beginning of period                              137,494         139,234
                                                    -----------     -----------
CASH - END OF PERIOD                                $   123,809     $    91,761
                                                    ===========     ===========

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   - Sheet 2 -

                                                        Thirteen Weeks Ended
                                                    ---------------------------
                                                     January 1,      January 2,
                                                        2000            1999
                                                    -----------     -----------
Reconciliation of net earnings to net
cash provided by (used in) operating
activities:
   Net earnings                                     $    16,129     $    18,161

    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

       Decrease (increase) in:
        Mortgage interest and penalty
            receivable                                                  155,517
        Accrued interest receivable                       9,292          (5,136)
        Other assets                                                        800

       Increase (decrease) in:
        Accrued taxes and other expenses                  3,006         (29,364)
        Income taxes payable                             (1,054)     (1,344,871)
                                                    -----------     -----------

               Net cash provided by (used in)
                 operating activities               $    27,373     $(1,204,893)
                                                    ===========     ===========

                   The attached notes are made a part hereof.

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                              NOTES TO FORM 1O-QSB
                                   (UNAUDITED)

(Note A):

      The financial information contained in this Form l0-QSB represents condensed financial data and, therefore, does not include all footnote disclosures required to be included in financial statements prepared in conformity with generally accepted accounting principles. Such footnote information was included in the Company's annual Form l0-KSB for the year ended October 2, 1999; the condensed financial data included herein should be read in conjunction with the annual report.

(Note B):

      (1) In management's opinion, all necessary adjustments have been made in order to present fairly the results for the interim periods.

      (2) The results of operations for the thirteen weeks ended January 1, 2000 are not necessarily indicative of the results of operations for the year ending September 30, 2000.

(Note C):

      Earnings per share is based on the average number of shares outstanding during each period, exclusive of treasury shares.

(Note D):

      Income taxes on the statement of operations comprises:

                                                         Thirteen Weeks Ended
                                                     ---------------------------
                                                     January 1,       January 2,
                                                       2000             1999
                                                      ------           ------

        Currently payable:
            Federal                                   $3,000           $3,000
            State and local                            2,000            4,000
                                                      ------           ------
               Total                                  $5,000           $7,000
                                                      ------           ------

      Federal income taxes are computed at statutory rates, including the effect of surtax exemptions.

(Continued)

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                              NOTES TO FORM l0-QSB
                                   (UNAUDITED)
                                   - Sheet 2 -

(Note E):

      Cash Equivalents - For purposes of the statement of changes in funds, the Company considers all liquid short-term investments to be investing activities and not cash equivalents.

(Note F):

      Stockholders' equity comprises the following:

                            Balance                                           Balance
                          October 2,     Liquidating            Net          January 1,
                             1999        Distributions       Earnings           2000
                             ----        -------------     -----------      -----------
Capital stock            $   608,293                                        $   608,293
Additional paid-in
   capital                   617,213      $  (512,281)                          104,932
Retained earnings          2,598,915       (2,598,915)     $    16,129           16,129
Treasury stock               (27,246)                                           (27,246)
                         -----------      -----------      -----------      -----------
      Tota1              $ 3,797,175      $ 3,111,196      $    16,129      $   702,108
                         ===========      ===========      ===========      ===========

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

      The excess of the liquidating distribution over the retained earnings at October 2, 1999 was charged to additional paid-in capital.

Item 2

                      EICO ELECTRONIC INSTRUMENT CO., INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Interest on mortgage in the prior quarter was included up to the final mortgage collection date in October 1998.

      Interest on investments increased to $44,690 in the current quarter from $40,252 in the prior year quarter as a result of higher investment levels.

      General and corporate expenses declined to $23,561 in the current quarter from $44,913 in the prior year quarter primarily as a result of decreases in compensation, occupancy and general corporate costs.

      At January 1, 2000, the Company has cash and liquid assets of $3,928,380.

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

                                        EICO ELECTRONIC INSTRUMENT CO., INC.
                                        (Registrant)


February 4, 2000                        By /s/ Linda Ashley
                                          --------------------------------------
                                          Linda Ashley
                                          Principal Financial Officer


February 4, 2000                        By /s/ Gordon Katz
                                          --------------------------------------
                                          Gordon Katz
                                          Secretary